Form 10QSB
period 2008-02-29
Centaurus Resources Corp.
filed 2008-03-27
CIK 1411096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 29, 2008

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

There were 2,500,000 shares of Common Stock outstanding as of February 29, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 29, 2008, prepared by the company, immediately follow.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                                            As of               As of
                                                                          February 29,        August 31,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 23,818           $  5,973
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         23,818              5,973
                                                                           --------           --------

      TOTAL ASSETS                                                         $ 23,818           $  5,973
                                                                           ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Liabilities                                                              $     --           $     --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                        --                 --
                                                                           --------           --------

      TOTAL LIABILITIES                                                          --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   2,500,000 shares issued and 1,500,000 issued and outstanding
   as of Feb.29, 2008 and Aug.31, 2007, respectively.)                          250                150
  Additional paid-in capital                                                 39,750             14,850
  Deficit accumulated during development stage                              (16,182)            (9,027)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         23,818              5,973
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                   $ 23,818           $  5,973
                                                                           ========           ========


               See Notes to the Consolidated Financial Statements

                           Centaurus Rescources, Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                          July 23,2007
                                                Three Months          Six Months           (inception)
                                                   Ended                Ended                through
                                                 February 29,         February 29,         February 29,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     1,814                7,155               16,182
                                                 ----------           ----------           ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               1,814                7,155               16,182
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (1,814)          $   (7,155)          $  (16,182)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,835,165            1,500,000
                                                 ==========           ==========


               See Notes to the Consolidated Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                  Statements of Shareholders Equity (unaudited)
              From July 23, 2007 (inception) to February 29, 2008
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Development
                                                 Stock         Amount        Capital        Stage           Total
                                                 -----         ------        -------        -----           -----
Beginning balance                                     --       $   --       $     --      $      --       $     --

Stock issued to founder on August 13, 2007
 @ $0.01 per share, par value .0001            1,500,000          150         14,850                        15,000

Net loss, August 31, 2007                                                                    (9,027)        (9,027)
                                              ----------       ------       --------      ---------       --------

BALANCE, AUGUST 31, 2007                       1,500,000          150         14,850         (9,027)         5,973
                                              ----------       ------       --------      ---------       --------

Stock issued for cash on December 31, 2007
 @ $0.025 per share, par value .0001           1,000,000          100         24,900                        25,000

Net loss, February 29, 2008                                                                  (7,155)        (7,155)
                                              ----------       ------       --------      ---------       --------

BALANCE, FEBRUARY 29, 2008                     2,500,000       $  250       $ 39,750      $ (16,182)      $ 23,818
                                              ==========       ======       ========      =========       ========


               See Notes to the Consolidated Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       July 23,2007
                                                                 Three Months        Six Months         (inception)
                                                                    Ended              Ended              through
                                                                  February 29,       February 29,       February 29,
                                                                     2008               2008               2008
                                                                   --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (1,814)          $ (7,155)          $(16,182)
  Increase (decrease) in accounts payable                                --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (1,814)            (7,155)           (16,182)

CASH FLOW FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Increase in loan from director
  Issuance of common stock                                              100                100                250
  Additional paid in capital                                         24,900             24,900             39,750
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        25,000             25,000             40,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      23,186             17,845             23,818

CASH AT BEGINNING OF PERIOD                                             632              5,973                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 23,818           $ 23,818           $ 23,818
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $     --           $     --           $     --
                                                                   ========           ========           ========
  Income taxes paid                                                $     --           $     --           $     --
                                                                   ========           ========           ========


               See Notes to the Consolidated Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Centaurus Resources Corp. (the Company) was incorporated on July 23, 2007 under the laws of the State of Delaware, and established a fiscal year end of August
31. The Company is primarily engaged in the acquisition and exploration of mining properties.

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2008


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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2008


                                                             As of Feb. 29, 2008
                                                             -------------------
     Deferred tax assets:
     Net Operating tax carryforwards                               $ 2,427
     Other                                                               0
     Gross deferred tax assets                                     $ 2,427
     Valuation allowance                                           $(2,427)

     Net deferred tax assets                                       $     0

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 16,182 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2008


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

On December 31, 2007 the Company issued a total of 1,000,000 shares of common stock for cash in the amount of .025 per share for a total of $25,000.

As of February 29, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,814 for the three months ended February 29, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception through February 29, 2008 was $16,182. As we were incorporated on July 23, 2007, there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2008 was $23,818. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-146344 which became effective on October 19, 2007. The offering was completed and closed on December 31, 2007 for total proceeds of $25,000.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of trenching and prospecting over known mineralized zones, sampling and magnetometer and VLF electromagnetic surveys. In addition to the $15,500 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $7,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,000.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

Phase 1     Trenching and prospecting over known                    $ 5,500
            Mineralized zones

Phase 2     VLF - EM and magnetometer surveys,                      $10,000
            sampling

Phase 3     Test diamond drilling of the prime targets              $65,000
                                                                    -------
            TOTAL ESTIMATED COSTS                                   $80,500
                                                                    =======

The above program costs are management's estimates based upon the recommendations of the professional mining geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

We anticipate commencing the first phase of our exploration program during summer, 2008. We have a verbal agreement with Laurence Sookochoff, the professional geologist who prepared the geology report on the Whale 1 & 2 Lode mining claims, to retain his services for our planned exploration program. We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 29, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our August 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-146344.

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

March 25, 2008                    Centaurus Resources Corp., Registrant


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

March 25, 2008                    Centaurus Resources Corp., Registrant


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