Form 10-Q
period 2008-05-31
Centaurus Resources Corp.
filed 2008-06-13
CIK 1411096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

                        Commission File Number 333-146344


                            CENTAURUS RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 721 Devon Court
                               San Diego, CA 92109
          (Address of principal executive offices, including zip code.)

                                 (858) 488-4433
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of June 11, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended May 31, 2008, prepared by the company, immediately follow.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                              As of              As of
                                                                             May 31,           August 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 20,828           $  5,973
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          20,828              5,973
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 20,828           $  5,973
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Liabilities                                                               $     --           $     --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                         --                 --
                                                                            --------           --------

      TOTAL LIABILITIES                                                           --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares authorized;
   2,500,000 shares issued and 1,500,000 issued and
   outstanding as of May 31, 2008 and Aug.31, 2007, respectively.)               250                150
  Additional paid-in capital                                                  39,750             14,850
  Deficit accumulated during development stage                               (19,172)            (9,027)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          20,828              5,973
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $ 20,828           $  5,973
                                                                            ========           ========


                     See Notes to the Financial Statements

                           Centaurus Rescources, Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                          July 23,2007
                                                 Three Months         Nine Months          (inception)
                                                    Ended                Ended               through
                                                   May 31,              May 31,              May 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     2,990               10,145               19,172
                                                 ----------           ----------           ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               2,990               10,145               19,172
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,990)          $  (10,145)          $  (19,172)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,500,000            2,058,394
                                                 ==========           ==========


                     See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                        Statements of Shareholders Equity
                 From July 23, 2007 (inception) to May 31, 2008
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Development
                                                 Stock         Amount        Capital        Stage           Total
                                                 -----         ------        -------        -----           -----
Beginning balance, July 23, 2007                      --       $    --       $     --     $      --      $      --

Stock issued to founder on August 13, 2007
 @ $0.01 per share                             1,500,000           150         14,850                       15,000

Net loss, year ended August 31, 2007                                                         (9,027)        (9,027)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2007                       1,500,000           150         14,850        (9,027)         5,973
                                               ---------       -------       --------     ---------      ---------

Stock issued for cash on December 31, 2007     1,000,000           100         24,900                       25,000
 @ $0.025 per share

Net loss, nine months ended May 31, 2008                                                    (10,145)       (10,145)
                                               ---------       -------       --------     ---------      ---------

BALANCE, MAY 31, 2008 (UNAUDITED)              2,500,000       $   250       $ 39,750     $ (19,172)     $  20,828
                                               =========       =======       ========     =========      =========


                     See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     July 23,2007
                                                                Three Months       Nine Months        (inception)
                                                                   Ended              Ended             through
                                                                  May 31,            May 31,            May 31,
                                                                   2008               2008               2008
                                                                 --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (2,990)          $(10,145)          $(19,172)
  Increase (decrease) in accounts payable                              --                 --
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (2,990)           (10,145)           (19,172)

CASH FLOW FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Increase in loan from director
  Issuance of common stock                                             --                100                250
  Additional paid in capital                                           --             24,900             39,750
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --             25,000             40,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (2,990)            14,855             20,828

CASH AT BEGINNING OF PERIOD                                        23,818              5,973                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 20,828           $ 20,828           $ 20,828
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                  $     --           $     --           $     --
                                                                 ========           ========           ========

  Income taxes paid                                              $     --           $     --           $     --
                                                                 ========           ========           ========


                     See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes To Financial Statements (Unaudited)
                                  May 31, 2008


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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes To Financial Statements (Unaudited)
                                  May 31, 2008


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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes To Financial Statements (Unaudited)
                                  May 31, 2008


                                                              As of May 31, 2008
                                                              ------------------
     Deferred tax assets:
     Net Operating tax carryforwards                               $ 2,876
     Other                                                               0
     Gross deferred tax assets                                     $ 2,876
     Valuation allowance                                           $(2,876)
                                                                   -------

     Net deferred tax assets                                       $     0
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 19,172 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes To Financial Statements (Unaudited)
                                  May 31, 2008


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

On December 31, 2007 the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share for a total of $25,000.

As of May 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Centaurus Resources Corp. was incorporated in the State of Delaware on July 23, 2007. We currently own a 100% undivided interest in a mineral property, the Whale 1 & 2 Lode Claims located in the State of Nevada that we call the "Whale Property." The Whale Property consists of an area of approximately 40 acres located in the Yellow Pine Mining District in Clark County, Nevada.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,990 for the three months ended May 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through May 31, 2008 was $19,172. As we were incorporated on July 23, 2007, there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $20,828 and we had no outstanding liabilities. Since inception we have sold $40,000 in equity securities. On August 13, 2007 we issued a total of 1,500,000 shares of common stock to our director for cash in the amount of $0.01 per share or $15,000. On December 31, 2007 we issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share or $25,000, pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146344, which became effective on October 19, 2007.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of trenching and prospecting over known mineralized zones, sampling and magnetometer and VLF electromagnetic surveys. In addition to the $15,500 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $4,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $20,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

June 11, 2008                         Centaurus Resources Corp., Registrant


                                      By: /s/ Robert C. Weaver, Jr.
                                          --------------------------------------
                                          Robert C. Weaver, Jr., President and
                                          Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 11, 2008                         Centaurus Resources Corp., Registrant


                                      By: /s/ Robert C. Weaver, Jr.
                                         ---------------------------------------
                                         Robert C. Weaver, Jr., President,
                                         Secretary and Treasurer Chief Financial
                                         Officer (Principal Executive Officer
                                         and Principal Accounting Officer)