Form 10-K
period 2008-08-31
Centaurus Resources Corp.
filed 2008-10-24
CIK 1411096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2008

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2008, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2008.

                            CENTAURUS RESOURCES CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       16
Item 2.  Properties                                                         20
Item 3.  Legal Proceedings                                                  20
Item 4.  Submission of Matters to a Vote of Securities Holders              20

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  21
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              22
Item 8.  Financial Statements                                               24
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           33
Item 9A. Controls and Procedures                                            33

                                    Part III

Item 10. Directors and Executive Officers                                   33
Item 11. Executive Compensation                                             35
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accounting Fees and Services                             37

                                     Part IV

Item 15. Exhibits                                                           38

Signatures                                                                  38

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

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

ITEM 1. BUSINESS

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in the Whale 1 & 2 Lode Claims (the "Whale Property") which is comprised of two located claims of 20 acres each located in the Yellow Pine Mining District, Clark County, Nevada. Our plan of operation is to conduct mineral exploration activities on the Whale Property in order to assess whether it contains any commercial exploitable deposits of zinc or other minerals of commercial extraction. Currently there are no known mineral reserves on the Whale Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of zinc or other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

We currently utilize space provided to us on a rent free basis from our officer and director, Robert C. Weaver, Jr. at 721 Devon Court San Diego, CA 92109. Management believes the current premises are sufficient for its needs at this time. Our fiscal year end is August 31st.

As of August 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share with 2,500,000 common shares issued and outstanding as of August 31, 2008. We completed a Form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 shares of our common stock at the selling price of $0.025 per share. The offering was completed with total proceeds to the company of $25,000.

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical geological terms are used in this report:

Anglesite                     A native sulphate of lead. It occurs in white or
                              yellowish transparent, prismatic crystals.

Azurite                       Blue carbonate of copper; blue malachite.

Basalt A general term for dark-colored mafic igneous rocks, commonly extrusive but locally intrusive (e.g., as in dikes).

Breccia A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brecciated                    The formation of angular rock fragments.

Calamine                      A white mineral; a common ore of zinc.

Carbonate                     A salt or ester of carbonic acid.

Cerussite                     A mineral consisting of lead carbonate that is an
                              important source of lead.

Chrysocolla                   A hydrous silicate of copper, occurring massive,
                              of a blue or greenish blue color.

Cinnabar A heavy reddish mineral consisting of mercuric sulfide; the chief source of mercury.

Clastic Fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Cretaceous                    Rocks laid down during the last period of the
                              Mesozoic era (between the Jurassic and Tertiary periods, about 146 to 65 million years ago), at the end of which dinosaurs and many other organisms died out.

Diamond drill(ing)            A rotary type of rock drill in which the cutting
                              is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Fault Zones                   A network of interconnected fractures representing
                              the surficial expression of a fault.

Fold A planar feature, such as a bedding plane, that has been strongly warped, presumably by deformation.

Galena The chief ore of lead, commonly found in shallow ore veins in which open cavities are frequent; hence, crystals are common and well developed. Galena is widely distributed and constitutes by far the most important ore for lead. Silver, antimony, arsenic, copper, and zinc minerals often occur in intimate association with galena; consequently, galena ores mined for lead also include other valuable by-products.

Granite Plutonic igneous rock having visibly crystalline texture; generally composed of feldspar and mica and quartz.

Hydrozincite                  An abundant element of the magnesium-cadmium
                              group, extracted principally from the minerals zinc blend, smithsonite, calamine, and franklinite, as an easily fusible bluish white metal, which is malleable, especially when heated.

Igneous A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.

Intrusive                     A body of igneous rock formed by the consolidation
                              of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jurassic Second Period of Mesozoic Era, which covered span of time between 190 - 135 million years before the present time.

Limestone                     A bedded, sedimentary deposit consisting chiefly
                              of calcium carbonate.

Limonite A widely occurring iron oxide ore; a mixture of goethite and hematite and lepidocrocite.

Lode                          A mineral deposit in solid rock.

Malachite                     Green mineral used as an ore of copper and for
                              making ornamental objects.

Mesozoic One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.

Mineralization                The concentration of metals and their chemical
                              compounds within a body of rock.

Monte Cristo Limestone
Formation                     A local name for a geological series of rocks.

Normal Fault                  A dip-slip fault in which the block above the
                              fault has moved downward relative to the block below.

Ore A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Oxidization                   A chemical reaction caused by exposure to oxygen
                              that results in a change in the chemical composition of a mineral.

Paleozoic                     Rocks that were laid down during the Paleozoic Era
                              (between 544 and 230 million years before the present time).

Porphyritic                   Containing relatively large isolated crystals in a
                              mass of fine texture.

Porphyry A heterogeneous rock characterized by the presence of crystals in a relatively finer-grained matrix.

Pyrite The most common of the sulphide minerals. It is usually found associated with other sulphides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds, and as the replacement mineral in fossils.

Quartz A mineral whose composition is silicon dioxide. A crystalline form of silica.

Sedimentary                   A type of rock which has been created by the
                              deposition of solids from a liquid.

Smithsonite                   Native zinc carbonate. It generally occurs in
                              stalactitic, reniform, or botryoidal shapes, of a white to gray, green, or brown color.

Stratigraphy                  Strictly, the description of bedded rock
                              sequences; used loosely, the sequence of bedded rocks in a particular area.

Structural                    Pertaining to geologic structure.

Tertiary Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Thrust Faults (Faulting)      A dip-slip fault in which the upper block above
                              the fault plane moves up and over the lower block, so that older strata are placed over younger.

Trenching                     The removal of overburden to expose the underlying
                              bedrock.

Triassic The system of strata that was deposited between 210 and 250 million years before the present time.

Vein An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

ACQUISITION OF THE WHALE PROPERTY

We entered into a purchase agreement dated August 10, 2007 with Multi Metal Mining Corp. pursuant to which we acquired a 100% interest in the Whale 1 & 2 Lode Claims for cash consideration of $6,000. The Whale 1 & 2 Lode Claims property is comprised of two unpatented lode mineral claims with a total area of approximately 40 acres, located in the Yellow Pine Mining District, Clark County, Nevada, see "Location Map" below.

                      [MAP SHOWING THE PROPERTY LOCATION]

GEOLOGICAL REPORT ON THE WHALE PROPERTY

We engaged Laurence Sookochoff, P.Eng., to prepare a geological evaluation report on the Whale Property. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. Sookochoff attended the University of British Columbia and holds a Bachelor of Science degree in geology. Mr. Sookochoff has been licensed as a professional engineer by the Professional Engineers Association of B.C. for the past 40 years. The work completed by Mr. Sookochoff in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Whale Property entitled "Geological Evaluation Report on the Whale 1 & 2 Lode Claims, Yellow Pine Mining District, Clark County, Nevada, USA" prepared by Mr. Sookochoff on August 20, 2007. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Whale Property provided below is based on Mr. Sookochoff's report.

DESCRIPTION OF PROPERTY

The property owned by Centaurus Resources Corp., on which the net proceeds of the offering will be spent, is the Whale 1 & 2 Lode Claims which is comprised of two located claims within an area of 40 acres located in the Goodsprings (Yellow
Pine) Mining District, situated within the southwestern corner of the state of Nevada. The Whale 1 & 2 Lode Claims covers some former exploratory workings on a mineral showing.

The claims were recorded with the County and the Bureau of Land Management and are in good standing until September 1, 2009.

                        [MAP SHOWING THE CLAIM LOCATION]

PHYSIOGRAPHY, CLIMATE, VEGETATION AND WATER

The Whale 1 & 2 Lode Claims are situated on and on the southern facing slopes of a northeasterly trending mountain range. The topography is moderately steep sloping from near the valley floor adjacent to the Sandy Valley Road at an elevation of 3,200 feet, to 4,300 feet in the northern portion of the Whale 1 Lode Claim.

The area is a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

PROPERTY HISTORY

The history of the Yellow Pine Mining District stems from 1856 when Mormon missionaries reported ore in the area. In 1857 the smelting or ore produced 9,000 pounds of lead and in 1898 a mill was built south of Goodsprings. As a result of the mill availability, exploration activity led to the discovery of many of the mines in the area.

The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964 particularly during the World War I and II years.

Production from the mines of the Yellow Pine Mining District from 1902 to 1929 was 477,717 tons. Bullion recovery from 7,656 tons of this ore by amalgamation and cyanidation was 9,497 ounces of gold and 2,445 ounces of silver. The concentrator treated 230,452 tons of ore which yielded 58,641 tons of lead-zinc concentrate and 32,742 tons of lead concentrate.

Crude ore shipped in 1929 was 227,952 tons from which recovery amounted to 3,196 ounces of gold, 422,379 ounces silver, 3,085,675 pounds copper, 34,655460 pounds lead and 110,833,051 pounds zinc.

Although the mines of this district have been worked primarily for their lead-zinc-silver values, and estimated 91,000 ounces of gold has been recovered as a by-produce of copper-lead-silver mining.

REGIONAL GEOLOGY

The Spring Mountain range consists mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. At the Yellow Pine District, a series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

PROPERTY GEOLOGY, REGIONAL MINERALIZATION AND PROPERTY MINERALIZATION

The Whale 1 & 2 Lode Claims are indicated to be underlain by the Sultan Limestone to the top of the Monte Cristo Limestone Formation. The Formation trends at N70W and dips 35 to 45 degrees to the southwest.

REGIONAL MINERALIZATION AND PROPERTY MINERALIZATION

Ore deposits in the Goodsprings (Yellow Pine) district can at best be characterized as enigmatic. They appear to fall into two distinct types, which may or may not be related, gold-copper deposits and lead zinc deposits. Gold-copper deposits are clearly related to sill-like masses of granite porphyry. All existing mines worked the contact between the intrusive and surrounding sedimentary rocks. Gold occurred in both the intrusive and the carbonate wall rocks. It appears any carbonate unit was a suitable host.

ORE MINERALOGY AND ALTERATION

The lead-zinc deposits are often distant from intrusives and occur as veins or replacements of brecciated rocks along fault zones, either thrust faults or normal faults. Unlike the gold deposits, the productive lead-zinc deposits are restricted to the Monte Cristo Formation.

Mineralogy of gold-copper deposits consists of native gold (often visible), pyrite, limonite, cinnabar, malachite, azurite and chrysocaolla. Lead-zinc deposits are comprised of hydrozincite, calamine, smithsonite, cerrusite, anglesite, galena and iron oxides. The rather unusual mineralogy of the district is due to the great depth of surface oxidation, exceeding 200 meters. Typical sulfides such as chalcopyrite, sphalerite and pyrite have been partially or completely altered to more stable hydrated carbonates and sulfates. Only the highly insoluble lead sulfide, galena has been successfully resisted surface oxidation.

Primary alteration is difficult to characterize due to the supergene overprint, but again appears to differ for gold-copper deposits and lead-zinc deposits. Gold-copper ores have been extensively sericitized and kollinized, altering the host pluton to the rock that can be mined through simple excavation with little to no blasting. The rock is so thoroughly altered it decrepitates on exposure to the atmosphere. On the other hand, lead-zinc deposits appear to be characterized by dolomitization and minor silicification.

PROPERTY MINERALIZATION

On the Whale claim group the mineralization at the main underground workings is of calamine replacing dolomitized Anchor limestone breccia near layers of chert which is largely white and slightly decomposed. The eastern workings expose small veins that contain cuprodeschloizite and a little galena, calamine and wulfenite.

Samples taken by the writer in 1989 from the Whale Mine returned assays of 970 pap of a chip sample of silicified dolomite (wall rock), 15% zinc of a light brown vesicular breccia grab sample from the ore bin, and a2.53% zinc of a dark brown limestone coarse breccia grab sample from the portal dump.

CONCLUSIONS AND RECOMMENDATIONS OF GEOLOGICAL REPORT AND THE GEOLOGICAL EXPLORATION PROGRAM

Mr. Sookochoff states, in his geology report, that the Whale 1 & 2 Lode Claims incorporates a breccia zone that is indicated up to 40 feet wide and which hosts potential mineralization of zinc values. He recommends that a three phased exploration program be conducted on the Whale 1 & 2 Lode Claims.

The first phase of the program consist of trenching and sampling be completed over the known mineral zone to determine geological controls to the mineralization and to determine the nature of the mineralization. The second phase would consist of VLF-EM and magnetometer surveys to be completed along the extensions of the known mineral zones to determine the possibility of any parallel structures that may host potentially economic mineral zones. The third phase would consist of the diamond drilling of the prime correlative anomalous zones.

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

Phase               Exploration Program                 Cost                   Status
-----               -------------------                 ----                   ------

Phase 1     Trenching and prospecting over known      $ 5,500    Completed
            mineralized zones

Phase 2     VLF-EM and magnetometer surveys,          $10,000    Expected to be completed in 2008
            sampling                                             (depending on the results of Phase 1, and
                                                                 consulting geologist's schedule).


Phase 3     Test diamond drilling of the prime        $65,000    Expected to be completed in 2008
            targets                                              (depending on the results of Phase 2, and
                                                                 consulting geologist's schedule.)

            TOTAL ESTIMATED COST                      $80,500

COMPETITION

We are an explorations stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of zinc and other minerals. Therefore, we will likely be able to sell any zinc or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers or products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees other than our officer and director as of the date of this report. Mr. Weaver currently devotes approximately 5 hours per week to company matters, he will devote as much time as the Board of Directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees. We conduct our business largely through consultants.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on July 23, 2007 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO FIND MINERALS AND EARN REVENUE. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $27,846 for the period from our inception on July 23, 2007 to August 31, 2008, and have no revenues to date. Our future is dependent upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Chang G. Park, CPA, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise if necessary. If we fail to raise sufficient capital if needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Centaurus Resources Corp. is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Whale Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Whale Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Whale Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Whale Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER/DIRECTOR DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Robert C. Weaver, Jr. Mr. Weaver has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in our company.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER/DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Robert C. Weaver, Jr., our officer and director, currently devotes approximately 5 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our company. This could negatively impact our business development.

ITEM 2. PROPERTIES

We purchased the Whale Property at a cost of $6,000. Title to the Whale Property mineral claims is held by Centaurus Resources Corp.

We currently utilize space provided to us on a rent free basis from our officer and director, Robert C. Weaver, Jr. at 721 Devon Court, San Diego, CA 92109. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the OTC Bulletin Board on May 7, 2008. The symbol is CEUR. There has been no active trading and no high or low bid prices.

Of the 2,500,000 shares of common stock outstanding as of August 31, 2008, 1,500,000 shares are owned by Robert C. Weaver, Jr., the director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of Aaugust 31, 2008, we have 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by 30 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, Inc.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(A)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $18,819 for the year ended August 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. For the year ended August 31, 2007 we incurred operating expenses of $9,027. Our net loss from inception through August 31, 2008 was $27,846.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2008 was $17,654 and outstanding liabilities of $5,500. Since inception we have sold $40,000 in equity securities. On August 13, 2007 we issued a total of 1,500,000 shares of common stock to our director for cash in the amount of $0.01 per share or $15,000. On December 31, 2007 we issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share or $25,000, pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146344, which became effective on October 19, 2007.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

We have completed phase one of our exploration program and are currently reviewing the results with the geologist. Our plan of operation for the next twelve months is to determine if we will proceed with further exploration and if so to complete phase two of the exploration program on our claims consisting of sampling and magnetometer and VLF electromagnetic surveys. In addition to the $10,000 we anticipate spending for the second phase of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $15,000.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

Phase 1     Trenching and prospecting over known            $ 5,500    Completed
            Mineralized zones

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

We have a verbal agreement with Laurence Sookochoff, the professional geologist who prepared the geology report on the Whale 1 & 2 Lode mining claims and carried out phase one of the exploration program, to retain his services for any further exploration. We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
      * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centaurus Resources Corp.

We have audited the accompanying balance sheets of Centaurus Resources Corp. (An Exploration Stage Company, the "Company") as of August 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from July 23, 2007 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centaurus Resources Corp. as of August 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang Park
------------------------------
CHANG G. PARK, CPA

September 30, 2008
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                        August 31,         August 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 17,654           $  5,973
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      17,654              5,973
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 17,654           $  5,973
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Liabilities                                                           $  5,500           $     --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  5,500                 --
                                                                        --------           --------

      TOTAL LIABILITIES                                                    5,500                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 2,500,000 shares and 1,500,000 issued and
   outstanding as of August 31, 2008 and 2007, respectively)                 250                150
  Additional paid-in capital                                              39,750             14,850
  Deficit accumulated during development stage                           (27,846)            (9,027)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      12,154              5,973
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 17,654           $  5,973
                                                                        ========           ========


                      See Notes to the Financial Statements

                           Centaurus Rescources, Corp.
                         (An Exploration Stage Company)
                             Statements of Operation
--------------------------------------------------------------------------------

                                                                                          July 23,2007
                                                                                           (inception)
                                                 Year Ended           Year Ended             through
                                                  August 31,           August 31,           August 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                    18,819                9,027               27,846
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              18,819                9,027               27,846
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (18,819)          $   (9,027)          $  (27,846)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.01)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,168,493            1,500,000
                                                 ==========           ==========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                        Statements of Shareholders Equity
                From July 23, 2007 (inception) to August 31, 2008
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Development
                                                 Stock         Amount        Capital        Stage           Total
                                                 -----         ------        -------        -----           -----
Beginning balance, July 23, 2007                      --       $    --       $     --     $      --      $      --

Stock issued to founder on August 13, 2007
 @ $0.01 per share                             1,500,000           150         14,850                       15,000

Net loss, year ended August 31, 2007                                                         (9,027)        (9,027)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2007                       1,500,000           150         14,850        (9,027)         5,973
                                               ---------       -------       --------     ---------      ---------

Stock issued for cash on December 31, 2007     1,000,000           100         24,900                       25,000
 @ $0.025 per share

Net loss, year ended August 31, 2008                                                        (18,819)       (18,819)
                                               ---------       -------       --------     ---------      ---------

BALANCE, AUGUST 31, 2008                       2,500,000       $   250       $ 39,750     $ (27,846)     $  12,154
                                               =========       =======       ========     =========      =========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                             Statements of Cash Flow
--------------------------------------------------------------------------------

                                                                                                      July 23, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  August 31,         August 31,         August 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(18,819)          $ (9,027)          $(27,846)
  Increase (decrease) in accounts payable                            5,500                 --              5,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (13,319)            (9,027)           (22,346)

CASH FLOW FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Increase in loan from director
  Issuance of common stock                                             100                150                250
  Additional paid in capital                                        24,900             14,850             39,750
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       25,000             15,000             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     11,681              5,973             17,654

CASH AT BEGINNING OF YEAR                                            5,973                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 17,654           $  5,973           $ 17,654
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========

  Income taxes paid                                               $     --           $     --           $     --
                                                                  ========           ========           ========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES (Continue)

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net Operating tax carryforwards                              $ 4,177
     Other                                                             --
                                                                  -------
     Gross deferred tax assets                                      4,177
     Valuation allowance                                           (4,177)
                                                                  -------
     Net deferred tax assets                                      $    --
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $27,846 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

As of August 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2008:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and director are as follows:

     Name and Address of Executive
       Officer and/or Director         Age                 Position
       -----------------------         ---                 --------

     Robert C. Weaver, Jr.             64      President, Secretary, Treasurer
     721 Devon Court                           and Director
     San Diego, CA  92109

Mr. Robert C. Weaver, Jr. is the promoter of Centaurus Resources Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Weaver has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior business experience has not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our Director is appointed to hold office until the next annual meeting of our shareholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Mr. Robert C. Weaver, Jr. Mr. Weaver currently devotes approximately 5 hours per week to company matters. Mr. Weaver intend to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Mr. Weaver has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with he purchase or sale of any securities.

Mr. Weaver has not been convicted in any criminal proceeding (excluding traffic violations) nor is he the subject of a criminal proceeding which is currently pending.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Whale Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

ROBERT C. WEAVER, JR. serves as President, Secretary and Treasurer of Centaurus Resources Corp. since July 23, 2007 (inception). From 1973 to current, Mr. Weaver is employed as a real estate and mortgage broker in San Diego, CA. From 1982 to current, he serves as an attorney specializing in business and estate planning in San Diego, CA. Also, from 1993 to present, he serves as president of Abrams, Weaver, Templeton & Co., a consulting firm located in San Diego, CA. Mr. Weaver received a J.D. in Law from Thomas Jefferson School of Law, San Diego, CA in 1976, M.S. degree, Business Administration (Finance) from San Diego State University, San Diego, CA in 1970 and a B.A. degree in Management from San Diego State University, San Diego, CA in 1966.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Robert C. Weaver, Jr.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to August 31, 2008:

                                             Annual Compensation                 Long Term Compensation
                                      ---------------------------------    ---------------------------------
                                                                           Restricted
                                                           Other Annual      Stock     Options/*    LTIP         All Other
Name           Title          Year    Salary($)   Bonus    Compensation     Awarded     SARs (#)  payouts($)   Compensation
----           -----          ----    ---------   -----    ------------     -------     --------  ----------   ------------
Robert C.     President,      2008       $0        $0           $0             $0          $0         $0            $0
Weaver, Jr.   Secretary,      2007       $0        $0           $0             $0          $0         $0            $0
              Treasurer, and
              Director

There are no current employment agreements between the company and its officer/director.

On August 13, 2008, a total of 1,500,000 shares of common stock were issued to Mr. Robert C. Weaver, Jr. in exchange for cash in the amount of $15,000 or $.01 per share. The terms of this stock issuance was as fair to the company, in the opinion of the Board of Directors, as if it could have been made with an unaffiliated third party.

Mr. Weaver currently devotes approximately 5 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                   Amount and Nature      Percentage of
                                                                     of Beneficial           Common
Title of Class         Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------         ------------------------------------            ---------             --------
Common Stock           Robert C. Weaver, Jr., Director                 1,500,000               60%
                       721 Devon Court                                  Direct
                       San Diego, CA  92109

Common Stock           Officer and/or director as a Group              1,500,000               60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock           Robert C. Weaver, Jr.  Director                 1,500,000               60%
                       721 Devon Court                                  Direct
                       San Diego, CA  92109

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2008. As of August 31, 2008, there were 2,500,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Weaver was not paid for any underwriting services that he performed on our behalf with respect to our recent offering. He will also not receive any interest on any funds that he may advance to us for expenses incurred prior to generating revenues.

On August 13, 2007, a total of 1,500,000 shares of Common Stock was issued to Mr. Weaver in exchange for $15,000, or $.0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,000, audit-related services were $900, tax services were $Nil and other services were $Nil during the year ended August 31, 2008.

There were no fees charged to the company for audit services, audit-related services, tax services or other services for the year ended April 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                    Description
     ------                    -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of CEO
      31.2            Sec. 302 Certification of CFO
      32.1            Sec. 906 Certification of CEO
      32.2            Sec. 906 Certification of CFO

* Included in our SB-2 filing under Commission File Number 333-146344.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTAURUS RESOURCES CORP.


October 22, 2008                   By: /s/ Robert C. Weaver, Jr.
                                       -----------------------------------------
                                       ROBERT C. WEAVER, JR.
                                       President, Secretary and Treasurer
                                       Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer and
                                       and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                 Date
         ---------                                   -----                                 ----

/s/ Robert C. Weaver, Jr.           President, Secretary and Treasurer                October 22, 2008
------------------------------      Chief Executive Officer, Chief Financial
ROBERT C. WEAVER, JR.               Officer, Principal Accounting Officer
                                    and Director