Form 10-Q
period 2008-11-30
Centaurus Resources Corp.
filed 2008-12-31
CIK 1411096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-146344


                            CENTAURUS RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 721 Devon Court
                               San Diego, CA 92109
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of December 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended November 30, 2008, prepared by the company, immediately follow.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                         As of              As of
                                                                      November 30,        August 31,
                                                                          2008               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  6,624           $ 17,654
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       6,624             17,654
                                                                        --------           --------

      TOTAL ASSETS                                                      $  6,624           $ 17,654
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Liabilities                                                           $     --           $  5,500
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --              5,500
                                                                        --------           --------

      TOTAL LIABILITIES                                                       --              5,500

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of November 30, 2008 and Aug.31, 2008, respectively.)                  250                250
  Additional paid-in capital                                              39,750             39,750
  Deficit accumulated during development stage                           (33,376)           (27,846)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       6,624             12,154
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  6,624           $ 17,654
                                                                        ========           ========


                      See Notes to the Financial Statements

                           Centaurus Rescources, Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                          July 23,2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended                through
                                                 November 30,         November 30,         November 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES                                         $       --           $       --           $       --

GENERAL & ADMINISTRATIVE EXPENSES                     5,530                5,340               33,376
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               5,530                5,340               33,376
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (5,530)          $   (5,340)          $  (33,376)
                                                 ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE                  $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,500,000            1,500,000
                                                 ==========           ==========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
           Statements of Changes in Shareholders's Equity (Unaudited)
              From July 23, 2007 (inception) to November 30, 2008
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Development
                                                 Stock         Amount        Capital        Stage           Total
                                                 -----         ------        -------        -----           -----
Beginning balance, July 23, 2007                      --       $    --       $     --     $      --      $      --

Stock issued to founder on August 13, 2007
 @ $0.01 per share                             1,500,000           150         14,850                       15,000

Net loss, year ended August 31, 2007                                                         (9,027)        (9,027)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2007                       1,500,000           150         14,850        (9,027)         5,973
                                               ---------       -------       --------     ---------      ---------

Stock issued for cash on December 31, 2007     1,000,000           100         24,900                       25,000
 @ $0.025 per share

Net loss, year ended August 31, 2008                                                        (18,819)       (18,819)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2008                       2,500,000           250         39,750       (27,846)        12,154
                                               ---------       -------       --------     ---------      ---------

Net loss, period ended November 30, 2008                                                     (5,530)        (5,530)
                                               ---------       -------       --------     ---------      ---------

BALANCE, NOVEMBER 30, 2008                     2,500,000       $   250       $ 39,750     $ (33,376)     $   6,624
                                               =========       =======       ========     =========      =========


                     See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      July 23,2007
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,530)          $ (5,340)          $(33,376)
  Increase (decrease) in accounts payable                           (5,500)                --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (11,030)            (5,340)           (33,376)

CASH FLOW FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                150                250
  Additional paid in capital                                            --             14,850             39,750
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             15,000             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (11,030)             9,660              6,624

CASH AT BEGINNING OF PERIOD                                         17,654                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  6,624           $  9,660           $  6,624
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --           $     --           $     --
                                                                  ========           ========           ========

  Income taxes paid                                               $     --           $     --           $     --
                                                                  ========           ========           ========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash.

PER SHARE INFORMATION

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

As of November 30, 2008, the Company had net operating loss carry forwards of approximately $33,376 that may be available this amount to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

                                                         As of November 30, 2008
                                                         -----------------------
     Deferred tax assets:
     Net Operating tax carryforwards                             $ 5,006
     Other                                                            --
                                                                 -------
     Gross deferred tax assets                                   $ 5,006
     Valuation allowance                                          (5,006)
                                                                 -------
     Net deferred tax assets                                     $    --
                                                                 =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,376 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

NOTE 5 - GOING CONCERN (continued)

The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

Robert C. Weaver Jr., the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - STOCK TRANSACTIONS

On August 13, 2007 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

On December 31, 2007 the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share for a total of $25,000.

As of November 30, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2008:

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

We incurred operating expenses of $5,530 for the three months ended November 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. For the same three month period ended November 30, 2007 we incurred $5,340 in operating expenses

Our net loss from inception through November 30, 2008 was $33,376.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $6,624 with no outstanding liabilities. Since inception we have sold $40,000 in equity securities. On August 13, 2007 we issued a total of 1,500,000 shares of common stock to our director for cash in the amount of $0.01 per share or $15,000. On December 31, 2007 we issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share or $25,000, pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146344, which became effective on October 19, 2007.

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

December 30, 2008                      Centaurus Resources Corp., Registrant


                                       By: /s/ Robert C. Weaver, Jr.
                                           -------------------------------------
                                           Robert C. Weaver, Jr.
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 30, 2008                      Centaurus Resources Corp., Registrant


                                       By: /s/ Robert C. Weaver, Jr.
                                           -------------------------------------
                                           Robert C. Weaver, Jr.
                                           President, Secretary and Treasurer
                                           Chief Financial Officer (Principal
                                           Executive Officer and Principal
                                           Accounting Officer)