Form 10-Q
period 2009-02-28
Centaurus Resources Corp.
filed 2009-04-03
CIK 1411096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

                   Telephone (858) 488-4433 Fax (858) 488-2555
                     (telephone number, including area code)

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

Largeaccelerated filer [ ]                         Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of April 2, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended February 28, 2009, prepared by the company, immediately follow.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                         As of              As of
                                                                      February 28,         August 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,098           $ 17,654
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,098             17,654
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,098           $ 17,654
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Liabilities                                                           $     --           $  5,500
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                     --              5,500
                                                                        --------           --------

      TOTAL LIABILITIES                                                       --              5,500

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of February 28, 2009 and August 31, 2008, respectively.)               250                250
  Additional paid-in capital                                              39,750             39,750
  Deficit accumulated during development stage                           (38,902)           (27,846)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       1,098             12,154
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $  1,098           $ 17,654
                                                                        ========           ========


                      See Notes to the Financial Statements

                           Centaurus Rescources, Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              July 23,2007
                                          Three Months     Three Months      Six Months       Six Months       (inception)
                                             Ended            Ended            Ended            Ended           through
                                           February 28,     February 29,     February 28,     February 29,     February 28,
                                              2009             2008             2009             2008             2009
                                           ----------       ----------       ----------       ----------       ----------
REVENUES                                   $       --       $       --       $       --       $       --       $       --

GENERAL & ADMINISTRATIVE EXPENSES               5,526            1,814           11,056            7,155           38,902
                                           ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         5,526            1,814           11,056            7,155           38,902
                                           ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                          $   (5,526)      $   (1,814)      $  (11,056)      $   (7,155)      $  (38,902)
                                           ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE            $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  2,500,000        1,835,165        2,500,000        2,000,000
                                           ==========       ==========       ==========       ==========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
           Statements of Changes in Shareholders's Equity (Unaudited)
              From July 23, 2007 (inception) to February 28, 2009
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                 Common        Stock         Paid-in     Exploration
                                                 Stock         Amount        Capital        Stage           Total
                                                 -----         ------        -------        -----           -----
Beginning balance, July 23, 2007                      --       $    --       $     --     $      --      $      --

Stock issued to founder on August 13, 2007
 @ $0.01 per share                             1,500,000           150         14,850                       15,000

Net loss, year ended August 31, 2007                                                         (9,027)        (9,027)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2007                       1,500,000           150         14,850        (9,027)         5,973
                                               ---------       -------       --------     ---------      ---------

Stock issued for cash on December 31, 2007     1,000,000           100         24,900                       25,000
 @ $0.025 per share

Net loss, year ended August 31, 2008                                                        (18,819)       (18,819)
                                               ---------       -------       --------     ---------      ---------
BALANCE, AUGUST 31, 2008                       2,500,000           250         39,750       (27,846)        12,154
                                               ---------       -------       --------     ---------      ---------

Net loss, six months ended February 28, 2009                                                (11,056)       (11,056)
                                               ---------       -------       --------     ---------      ---------

BALANCE, FEBRUARY 28, 2009 (UNAUDITED)         2,500,000       $   250       $ 39,750     $ (38,902)     $   1,098
                                               =========       =======       ========     =========      =========


                     See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          July 23,2007
                                              Three Months   Three Months    Six Months     Six Months     (inception)
                                                 Ended          Ended          Ended          Ended         through
                                               February 28,   February 29,   February 28,   February 29,   February 28,
                                                  2009           2008           2009           2008           2009
                                                --------       --------       --------       --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (5,526)      $ (1,814)      $(11,056)      $ (7,155)      $(38,902)
    Increase (decrease) in accounts payable           --             --         (5,500)            --             --
                                                --------       --------       --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                       (5,526)        (1,814)       (16,556)        (7,155)       (38,902)

CASH FLOW FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of common stock                            --            100             --            100            250
  Additional paid in capital                          --         24,900             --         24,900         39,750
                                                --------       --------       --------       --------       --------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                           --         25,000             --         25,000         40,000
                                                --------       --------       --------       --------       --------

NET INCREASE (DECREASE) IN CASH                   (5,526)        23,186        (16,556)        17,845          1,098

CASH AT BEGINNING OF PERIOD                        6,624            632         17,654          5,973             --
                                                --------       --------       --------       --------       --------

CASH AT END OF PERIOD                           $  1,098       $ 23,818       $  1,098       $ 23,818       $  1,098
                                                ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                 $     --       $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========       ========

  Income taxes paid                             $     --       $     --       $     --       $     --       $     --
                                                ========       ========       ========       ========       ========


                      See Notes to the Financial Statements

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

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

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES

As of February 28, 2009 the Company had net operating loss carry forwards of approximately $38,902 that may be available this amount to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

                                                         As of February 28, 2009
                                                         -----------------------
     Deferred tax assets:
       Net Operating tax carryforwards                           $ 5,835
       Other                                                          --
                                                                 -------
       Gross deferred tax assets                                   5,835
       Valuation allowance                                        (5,835)
                                                                 -------
     Net deferred tax assets                                     $    --
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $38,902 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

                            Centaurus Resources Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009
--------------------------------------------------------------------------------

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

As of February 28, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2009:

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

We incurred operating expenses of $5,526 and $1,814 for the three months ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through February 28, 2009 was $38,902.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $1,098 with no outstanding liabilities. Since inception we have sold $40,000 in equity securities. On August 13, 2007 we issued a total of 1,500,000 shares of common stock to our director for cash in the amount of $0.01 per share or $15,000. On December 31, 2007 we issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share or $25,000, pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146344, which became effective on October 19, 2007.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding:

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

We have a verbal agreement with Laurence Sookochoff, the professional geologist who prepared the geology report on the Whale 1 & 2 Lode mining claims and carried out Phase 1 of the exploration program, to retain his services for any further exploration. We will require additional funding to proceed with the Phase 2 and 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

April 2, 2009                          Centaurus Resources Corp., Registrant


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

April 2, 2009                          Centaurus Resources Corp., Registrant


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