Form 10-Q
period 2009-05-31
KAHZAM, INC.
filed 2009-07-21
CIK 1411096

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

                        Commission File Number 333-146344


                                  KAHZAM, INC.
             (Exact name of registrant as specified in its charter)

                            CENTAURUS RESOURCES CORP.
                           (Former Name of Registrant)

                                    Delaware
                (State or other jurisdiction of incorporation or

                      1515 South Federal Highway, Suite 100
                              Boca Raton, FL 33432

          (Address of principal executive offices, including zip code)

                            Telephone (561) 549-3131
                     (telephone number, including area code)

                                 Richard Weiner
                      1515 South Federal Highway, Suite 100
                              Boca Raton, FL 33432
                                 (561) 549-3131
            (Name, address and telephone number of agent for service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,500,000 shares as of July 20, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended May 31, 2009, prepared by the company, immediately follow.

                                  Kahzam, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------


                                                          As of         As of
                                                         May 31,      August 31,
                                                          2009           2008
                                                       (Unaudited)    (Audited)
                                                       -----------   -----------

                                     ASSETS

CURRENT ASSETS
  Cash                                                 $         -   $   17,654
  Other Current Asset                                        9,684            -
                                                       -----------   -----------
TOTAL CURRENT ASSETS                                         9,684       17,654
                                                       -----------   -----------

Property and Equipment                                         457            -
Other Assets                                                 1,434            -
                                                       -----------   -----------

      TOTAL ASSETS                                     $    11,575   $   17,654
                                                       ===========   ===========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                     $   101,246   $    5,500
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                  101,246        5,500
                                                       -----------   -----------

Long Term Debt, net of current portion                     191,046            -

      TOTAL LIABILITIES                                    191,046        5,500

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 80,000,000
   shares authorized; 19,500,000 shares and
   2,500,000 issued and outstanding as of
   May 31, 2009 and August 31, 2008,
   respectively.)                                            1,950          250
  Additional paid-in capital                                51,600       39,750
  Deficit accumulated during development stage            (233,021)     (27,846)
                                                       -----------   -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (179,471)      12,154
                                                       -----------   -----------

       TOTAL LIABILITIES & STOCKHOLDERS'
          EQUITY (DEFICIT)                             $    11,575   $   17,654
                                                       ===========   ===========


See Notes to the Financial Statements

                                  Kahzam, Inc.
                          (A Development Stage Company)
                  Condensed Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                       July 23,
                     Three       Three         Nine        Nine         2007
                    Months       Months       Months      Months     (inception)
                     Ended       Ended        Ended       Ended        through
                    May 31,     May 31,       May 31,     May 31,      May 31,
                     2009         2008         2009        2008         2009
                   ---------   ---------   -----------   ---------   -----------

REVENUES           $      --   $      --   $        --   $      --   $       --

GENERAL &
ADMINISTRATIVE
EXPENSES               5,526       2,990        11,056      10,145       38,902
                   ---------   ---------   -----------   ---------   -----------
TOTAL GENERAL &
ADMINISTRATIVE
EXPENSES               5,526       2,990        11,056      10,145        38,902
                   ---------   ---------   -----------   ---------   -----------

NET INCOME
(LOSS)             $  (5,526)  $  (2,990)  $   (11,056)  $ (10,145)  $  (38,902)
                   =========   =========   ===========   =========   ===========

BASIC EARNINGS
(LOSS) PER
SHARE              $   (0.00)  $   (0.00)  $     (0.00)  $   (0.00)
                   =========   =========   ===========   =========
WEIGHTED
AVERAGE NUMBER
OF COMMON
SHARES
OUTSTANDING        2,500,000   1,835,165    19,500,000   2,000,000
                   =========   =========   ==========    =========


See Notes to the Financial Statements

                                  Kahzam, Inc.
                          (A Development Stage Company)
      Condensed Statements of Changes in Shareholders's Equity (Unaudited)
                 From July 23, 2007 (inception) to May 31, 2009
--------------------------------------------------------------------------------

Deficit
                                                          Accumu-
                                                           lated
                                                          During
                                Common      Additional    Develop-
                    Common       Stock       Paid-in       ment
                    Stock        Amount      Capital       Stage        Total
                  ----------   ---------   -----------   ---------   -----------

Beginning balance,
July 23, 2007             --   $      --   $        --   $      --   $       --

Stock issued to
founder on August
13, 2007
@ $0.01 per share  1,500,000         150        14,850          --        15,000

Net loss, year
ended August 31,
2007                      --          --            --      (9,027)      (9,027)
                  ----------   ---------   -----------   ---------   -----------
BALANCE, A
GUST 31, 2007      1,500,000         150        14,850      (9,027)       5,973
                  ----------   ---------   -----------   ---------   -----------

Stock issued for
cash on December
31, 2007 @ $0.025
per share          1,000,000         100        24,900          --       25,000

Net loss, year
ended August 31,
2008                      --          --            --     (18,819)     (18,819)
                  ----------   ---------   -----------   ---------   -----------
BALANCE,
AUGUST 31, 2008    2,500,000         250        39,750     (27,846)      12,154
                  ----------   ---------   -----------   ---------   -----------

Stock issued for
acquisition of
Kahzam, Inc.       4,000,000         400        11,850          --       12,250

Net loss, nine
months ended
May 31, 2009              --          --            --    (194,114)    (194,114)
                  ----------   ---------   -----------   ---------   -----------

BALANCE, MAY 31,
2009 (UNAUDITED)  19,500,000   $   1,950   $    51,600   $(233,021)  $ (179,471)
                  ==========   =========   ===========   =========   ===========


See Notes to the Financial Statements

                                  Kahzam, Inc.
                          (A Development Stage Company)
                  Condensed Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                       July 23,
                     Three       Three         Nine        Nine         2007
                    Months       Months       Months      Months     (inception)
                     Ended       Ended        Ended       Ended        through
                    May 31,     May 31,       May 31,     May 31,      May 31,
                     2009         2008         2009        2008         2009
                   ---------   ---------   -----------   ---------   -----------

CASH FLOW FROM
OPERATING
ACTIVITIES
 Net income (loss) $  (5,526)  $  (1,814)  $   (11,056)  $  (7,155)  $  (38,902)
   Increase
  (decrease) in
  accounts payable        --          --        (5,500)         --           --
                   ---------   ---------   -----------   ---------   -----------
    NET CASH
    PROVIDED BY
    (USED IN)
    OPERATING
    ACTIVITIES        (5,526)     (1,814)      (16,556)     (7,155)     (38,902)

CASH FLOW FROM
INVESTING
ACTIVITIES

    NET CASH
    PROVIDED BY
    (USED IN)
    INVESTING
    ACTIVITIES

CASH FLOW FROM
FINANCING
ACTIVITIES
 Issuance of
  common stock            --         100            --         100          250
 Additional paid
  in capital              --      24,900            --      24,900       39,750
                   ---------   ---------   -----------   ---------   -----------
    NET CASH
    PROVIDED BY
    (USED IN)
    FINANCING
    ACTIVITIES            --      25,000            --      25,000        40,000
                   ---------   ---------   -----------   ---------   -----------

NET INCREASE
(DECREASE) IN CASH    (5,526)     23,186        24,678      17,845        1,098

CASH AT BEGINNING
OF PERIOD              6,624         632       (24,678)      5,973           --
                   ---------   ---------   -----------   ---------   -----------

CASH AT END OF
PERIOD             $   1,098   $  23,818   $         -   $  23,818   $    1,098
                   =========   =========   ===========   =========   ===========

SUPPLEMENTAL
DISCLOSURES OF
CASH FLOW
INFORMATION:
 Interest paid     $      --   $      --   $        --   $      --   $       --
                   =========   =========   ===========   =========   ===========

 Income taxes paid $      --   $      --   $        --   $      --   $       --
                   =========   =========   ===========   =========   ===========


See Notes to the Financial Statements

                                  Kahzam, Inc.
                         (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kahzam, Inc. (formerly Centaurus Resources Corp.) (the Company) was incorporated on July 23, 2007 under the laws of the State of Delaware, and established a fiscal year end of August 31. On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company's Common Stock. Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation). Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock. As a result of these transactions, as of May 31, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

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

                                  Kahzam, Inc.
                         (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

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

                                  Kahzam, Inc.
                         (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(233,021) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

                                  Kahzam, Inc.
                         (An Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 5 - GOING CONCERN (continued)

The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

J. Franklin Bradley and James Lindsey, the two officers and directors of the Company, may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - STOCK TRANSACTIONS

On August 13, 2007 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $15,000.

On December 31, 2007 the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share for a total of $25,000. Kahzam, Inc. was originally incorporated in January, 2008 as Centaurus Resources, Inc., a Delaware Corporation ("the Company"). On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company's Common Stock. Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation). Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock. As a result of these transactions, as of May 31, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

NOTE 8 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2009:

Common stock, $ 0.0001 par value: 80,000,000 shares authorized; 19,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS OVERVIEW

Kahzam, Inc. was originally incorporated in July, 2007 as Centaurus Resources, Inc., a Delaware Corporation ("the Company"). On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company's Common Stock. Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation). Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock. As a result of these transactions, as of May 31, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

The Company's executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432. The telephone number is 561-549-3131, and the fax number is 561-393-8505. The Company's principal website is www.kahzam.com.

BUSINESS OPERATIONS

The Company is an emerging presence in the global pay per click ("PPC") search engine and Web portal field, utilizing our "Kahzam" trademark. We are headquartered in Boca Raton, Florida with additional offices in Phoenix, AZ and we plan to establish offices in New York City, Los Angeles, Washington, D.C., Chicago and Las Vegas within the next twelve months.

We maintain a vast index of Web sites and other online content that is freely available via the search engine to all Internet users. Our automated search technology helps anyone obtain nearly instant access to relevant information from our extensive index.

Our Company is assembling a team of experienced professionals from the world's most respected, top-tier marketing and advertising firms. They exemplify leadership, optimism and determination, and possess the qualities critical to success: a disciplined approach, a focus on accountability, self-confidence, trust and an exceptional capacity to balance short-term results with long-term goals.

OUR MARKETING PLAN

Our primary objective is to build a profitable long-term business by becoming the leading search and portal company focused on serving membership-driven organizations in the association and affinity group space. Kahzam will develop and deliver indispensable experiences and benefits to these organizations and their members, employees and business partners via a proprietary, secure, "white-label" technology platform. A broad range of advanced multimedia, social networking, information distribution, e-commerce and advertising capabilities will provide the flexibility and reliability to meet the most demanding enterprise needs. Kahzam's comprehensive technical support team ensures maximum results and value for users, clients, publishers, developers and marketers alike.

By providing a platform that unifies search and multimedia technology, content, and community development, and enables personalization and integration across multiple platforms and devices, Kahzam products and services can deepen the engagement of new and existing users. This, coupled with the growth of the Internet as an advertising medium, may lead to consistent and significant revenue growth. Similarly, Kahzam is specifically designed to help associations and affinity groups achieve higher revenues and member satisfaction.

In addition to providing a broad range of services to associations and affinity groups, Kahzam will also offer superior online search functions, with enhanced privacy and security, for individual consumers. In addition, Kahzam will license its proprietary search function to Web sites that want to include a "Powered by Kahzam" search functionality within their domain.

KEY MARKETING CONSIDERATIONS

A  Search Portal Market Readiness

Kahzam believes that current marketplace and industry fundamentals provide an ideal environment for the strategic expansion of its search portal operations. Targeting the association/affinity group and privacy markets, Kahzam's goal is to gain 1% of the total search engine market share.

Association Market Readiness

The current economic downturn has triggered restructurings and consolidations in the association/affinity group sector. As a result, more and more associations are actively searching for additional ways to improve member services and generate additional non-dues income. Based on proprietary research into this market space, Kahzam believes this creates an immediate and significant market opportunity.

Market Readiness

Direct-response tactics such as online search activities continue to experience growth, even in this economy. According to advertising agencies, media buyers, publishers and third-party Internet monitoring organizations, marketers continue to shift an increasing percentage of budget dollars to digital channels. Online and-Search-Engine advertising is one of the fastest growing, most accountable and cost-effective methods of advertising available.

Key Business Partners in Place

The company has secured agreements with key, synergistic media, marketing, market research, public relations, strategic planning, search engine optimization, financial services, and database business partners. Kahzam will continue to identify, target and pursue relationships with individuals and organizations that can increase its diversity and profitability.

Key Strategic Plans Complete

Kahzam has completed a comprehensive Strategic Development Plan, which includes a strong, integrated public relations and marketing plan specifically designed to bring Kahzam to market rapidly and to position Kahzam for sustained, long-term growth.

Customer Acquisition

Based on market growth and demand analysis, Kahzam expects to secure a minimum of 75 association clients by the end of 2009 and an additional 300-400 clients in 2010, and to expand by 500-600 more affinity groups by the end of 2011.

OUR STRATEGIC DEVELOPMENT PLAN

Defining Kahzam's Markets The Strategic Development Plan provides an analysis of the current, highly competitive consumer search market, as well several potential niche markets. According to the December 2008 Core Search Report, among the top search engines:

         o    Consumers chose Google sites for more than 8  billion of the total
              12.7 billion total searches conducted during this month - 63.5% of all searches among the top five search entities

         o Yahoo sites totaled 20.5% (2.6 billion) searches and Microsoft searches totaled 8.3% (1.1 billion) searches, while Ask Network and AOL, LLC registered 3.9% (488 million) and 3.8% (478 million) respectively

While the overall number of searches continues to increase by 3-4% each month, there is little competition between the top search engines. Only Google is gaining new market share, despite aggressive new product and service offerings from Yahoo, Microsoft and Ask.com.

The vast number of individual consumers has established a preference for one of these top search engines. Ask.com's recent and disastrous $100 million ad campaign proved that consumers have little need to switch from one search engine to another. They are comfortable and satisfied with the results of whatever company they currently use.

Not even mounting concerns, raised by the government and the media, about the privacy and security of personal information obtained through the search process and retained by the search companies, have adversely impacted mass-market consumer search usage. Instead, those consumers who desire a private and secure search portal remain a relatively small subset of the total search market. Small, but valuable nonetheless.

However, despite this competition and the established market share of the "big Five," Kahzam has identified one defensible and distinctive "niche" market that can yield rapid and substantial market penetration, sustained growth and potentially massive audience aggregation - the Association market. The scope and size of this virtually untapped market is impressive.

There   are   nearly   1.8   million    Associations    and    association-like,
membership-driven organizations in the following ready-made market segments:

         o    Trade, Business and Commercial

         o    Environmental and Agricultural

         o    Legal, Governmental, Public Administration, and Military

         o    Engineering, Technological and Natural/Social Sciences

         o    Educational

         o    Cultural

         o    Social Welfare

         o    Health and Medical

         o    Public Affairs

         o    Fraternal, Nationality, and Ethnic

         o    Religious

         o    Veterans', Hereditary and Patriotic

         o    Hobby and Avocational

         o    Athletic and Sports

         o    Labor Unions, Associations, and Federations

         o    Chambers of Commerce and Trade and Tourism

         o    Greek and Non-Greek Letter Societies, Associations, and
              Federations

         o    Fan Clubs

According to the American Society of Association Executives (ASAE), Associations generate more than $33 billion in revenue nationally and held more than $50 billion in assets in 2006. Clearly, the Association market represents a series of enormous marketing opportunities for any business with a product and/or service that benefits both the Association and the member, and that can easily be tailored to meet a wide range of specific needs.

The Kahzam Association Solution
This Association - along with its related Affinity Group space represents a windfall opportunity - an enormous market (comprised of thousands of highly-defined segments) that is searching for a wide range of Web-delivered solutions that benefit their members and other stakeholders. This traditionally conservative market is becoming ever more receptive to new technology, as well as new relationships with appropriate marketers (via advertising, e-commerce and sponsorships) that help gain and retain members and generate additional, non-dues income.

By developing and offering a comprehensive, "white-label" version of our "standard" search/portal solution with features, functions, content and messages that can be customized to the needs of individual Associations and Affinity Groups, Kahzam has an unprecedented opportunity to penetrate, satisfy, own and grow this market.

Using this strategy, Kahzam can rapidly achieve significant market share, aggregate a large, segmented, "captive" and loyal user base, and monetize portal usage through multiple revenue streams. The benefits to both Associations and Kahzam are clear:

         o The Association appears as if it is providing the portal's comprehensive and valuable suite of services to their members at no charge to the members, thus increasing the real and perceived value of Association membership and strengthening the association's membership value proposition.

         o The Association realizes additional, alternate, non-dues income (from shared advertising and e-commerce revenue) at little or no expense

         o The Association can apply these revenues to help cover the costs of operations, the delivery of additional services, and/or to help reduce member dues

         o Kahzam will gain access to each Association's member, vendor, strategic partner and sponsor bases, as well as the various revenue streams they enable

         o Finally, Kahzam can achieve all of this without incurring the costs of direct competition with other established, mass-market search/portal solution providers.

The Kahzam Standard Portal

This portal configuration will be available to any Web user. It will include the following features and capabilities:

Multimedia Center - built around a full-featured media player. It will be able to play streaming video and audio, live Webcasts and Podcasts, as well as advertising and other commercial messages.

Search Center - a full-service Internet search engine that displays search criteria, search results, sponsored results and Kahzam classified ads and other advertising.

E-Commerce Shopping Center - populated with Kahzam "standard" stores, as well as user-selected stores, it includes a shopping comparison engine.

E-Commerce Deal Center - a clearing house for advertiser, sponsor and store discounts and special offers. It also provides access to a Kahzam community discount/rewards program.

News Center - with access to user-selected news sources and Kahzam standard news sources and program weekly/monthly pre-packaged content feeds.

Financial Center - including user-selectable financial news and information sources and Kahzam standard sources. It incorporates a stock "ticker" and enables customized user portfolio.

Weather Center - with coverage of user-selectable markets.

Entertainment Center - with user-selectable local television/movie listings and remote DVR programming.

Map Center - with user-selectable links to the user's favorite map/directions service(s).

Yellow Pages - with access to editions in user-selectable markets.

Game Center - with a user-selectable game collection.

Travel Center - with Kahzam standard and user-defined links to travel service home pages/account sign-in pages, a travel comparison engine and a booking engine.

Real Estate Center - with Kahzam standard and user-defined links to major real estate site home pages/account sign-in pages.

Job Center - with Kahzam standard and user-definable links to major job site home pages/account sign-in pages.

Mail Center - with Kahzam's full-service email system including real-time email alerts.

Chat Center - with access to all Kahzam standard and user-created chat rooms and
bulletin  boards  categorized  and  searchable  by  topic,   geographic  region,
demographics, etc.

IM Center - with user-definable links to favorite IM service(s) sign-in pages and access to Kahzam's standard (cam capable) IM service.

Friend Center - with user-definable Kahzam "friends," friend monitoring from user-selectable sites

Opinion Center - with user-selectable survey/poll/quiz topics created by Kahzam.

Profile Center - with user-uploadable pictures and profile information.

Preference Center - one, central place for users to easily set up, customize, personalize and manage the entire portal experience.

Help Center - with a text-based, online help index, as well as live/chat, email and auto-dial phone contact help capability.

The Kahzam White-Label Portal

Each white-label portal can be branded with each Association's unique logo and color scheme. Branding extends from the portal's GUI and "skin" throughout the various internal navigation, feature and option menus, as well as content pages.

In addition to the custom branding capability, there are several other important differences between Kahzam's standard and white-label portals. These provide various tailored functionalities and content. They also provide additional, outstanding value to all stakeholders.

Associations will be able to:

         o Deliver their own original "programming," such as Webinars, Web teleconferences, "news" reports and legacy video programs, via the Multimedia Center

         o    Create  a  virtual,  Association-specific,   secure,  members-only
              Intranet for member-to-member communication and social networking

         o    Operate  proprietary   e-stores  in  the  Shopping  Center  via  a
              comprehensive, branded e-commerce engine and offer e-stores to vendors, strategic allies, sponsors and key advertisers

         o Offer members-only discounts from the Association, its strategic partners, vendors, sponsors and advertisers via the Deal Center

         o Provide members with Association news and targeted breaking news along with weekly/monthly, pre-packaged news feeds from the Association in the News Center

         o Use their Job Center to post jobs available in the Association's specific industry or interest area, as well as jobs available within the Association

         o Offer the Community Center - a full-featured, members-only social network with page creation and management software, as well as member blog page creation and management software

         o Offer the Discussion Center - with user-definable links to favorite Association chat rooms, as well as the ability to create and manage moderated Association discussion groups and program real-time discussion alerts

         o Allow members to identify and monitor other logged-in Association members and Association friends via the Friend Center

         o Create and manage member-targeted surveys, polls and quizzes via the Opinion Center

         o Allow Association members to send general and targeted "HelpMe!" alerts via the Alert Center to arrange ad hoc brainstorming/problem-solving sessions in the members-only Discussion Center

Kahzam will also provide a "backroom" that enables Association administrators to control and manage all of these capabilities and content.

Portal Design

The proposed Kahzam portal design will embrace the future. Indeed, the portal GUI will look more like a hand-held device than a Web page. It will adopt the clean, uncluttered attributes of an iPhone-like interface and allow the user's specific needs to drive navigation, as well as the overall portal experience.

The Kahzam standard and white label portal GUI design maximizes the utility of the portal on advanced smart phones and computers alike. It also maximizes the available space for Kahzam and association branding and content, and revenue-generating advertising.

The PR and Marketing Plan
Kahzam's breakthrough product and marketing strategies will be promoted by a comprehensive, company-wide PR and marketing plan. Each of Kahzam's two "lead" service markets: 1) Associations, association-like organizations and affinity groups, and 2) the privacy-focused Internet public, will have its own public and media relations programs. These will be based on and will support the company-wide program, but each will have the focus necessary for product and sales success.

Kahzam will use a variety of media outreach strategies for image creation and positioning, as well as for the promotion of marketing-driven initiatives. Kahzam will be positioned as an authoritative industry voice in the rapidly-evolving search engine marketplace, as well as the emerging Web 2.0/3.0 person-to-person communications marketplace.

Through the media, Associations and consumer markets will see Kahzam as their "first-choice" for making the most of their Internet experience. To do this, we will create a professional and bottom-line-focused PR-driven marketing communications campaign.

The Strategic Development Plan sets forth the exhaustive, high-performance and cost-effective strategies and tactics that will be executed to achieve success.

OUR PRODUCTS AND REVENUE STREAMS

Kahzam's primary revenue streams will be driven by independent, negotiated, revenue sharing agreements with each Association client or each association management company client. Revenue from general consumer use of the Kahzam public portal will become significant over time as Association members become loyal users outside of the Association space and as various marketing and public relations strategies begin to attract large numbers of new, individual users.

Generating  revenue  is  all  about  eyeballs.   And  Kahzam's  distinctive  and
comprehensive business model is designed to aggregate audiences both within the Association space and beyond.

Revenue Streams

There is an enormous potential for Kahzam e-commerce direct revenue and client revenue sharing opportunities. These include:

         o    Association Advertising/Sponsorships

         o    e-commerce and Affinity Marketing

         o    Premium Content Subscriptions

         o    Proprietary Databases

Additional, and distinct streams will help generate the revenue returns projected for Kahzam. These include:

         o    Key word advertising

         o    Proprietary classified box ads

         o    PPC Banner ads

         o    Streaming video and audio ads

         o    Sponsored social networking posts and pages

         o    Sponsored outbound Association member alerts

         o    Sponsored outbound Kahzam member alerts

         o Enhanced, premium services for Association Intranet/portal Web sites

         o    Kahzam e-commerce

         o    Packaging  and   reselling/renting/leasing   database  information
              gathered on Kahzam's social networking platform along with information gathered on Association members who use the Kahzam-provided Intranet/portals

Enhanced Premium Services

Kahzam also has an opportunity to develop and market a proprietary suite of superior privacy and security services to individual portal users. Because this is a speculative concept, the projected revenue from such a product has not been combined with the other revenue stream projections. However, a successful implementation of such a product has the potential to increase the projected revenue by as much as 60% in the first three years of operations.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $11,056 and $10,145 for the nine months Ended May 31, 2009 and May 31, 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through May 31, 2009 was $(233,021).

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $0 with liabilities of $191,046. Since inception we have sold $40,000 in equity securities. On August 13, 2007 we issued a total of 1,500,000 shares of common stock to our Former director for cash in the amount of $0.01 per share or $15,000. On December 31, 2007 we issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share or $25,000, pursuant to our SB-2 Registration Statement filed with the Securities and Exchange Commission under file number 333-146344, which became effective on October 19, 2007.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

The Company is an emerging presence in the global pay per click ("PPC") search engine and Web portal field, utilizing our "Kahzam" trademark. We are headquartered in Boca Raton, Florida with additional offices in Phoenix, AZ and we plan to establish offices in New York City, Los Angeles, Washington, D.C., Chicago and Las Vegas within the next twelve months.

We maintain a vast index of Web sites and other online content that is freely available via the search engine to all Internet users. Our automated search technology helps anyone obtain nearly instant access to relevant information from our extensive index.

Our Company is assembling a team of experienced professionals from the world's most respected, top-tier marketing and advertising firms. They exemplify leadership, optimism and determination, and possess the qualities critical to success: a disciplined approach, a focus on accountability, self-confidence, trust and an exceptional capacity to balance short-term results with long-term goals.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144279, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1         Certificate of Merger
        3.2         Bylaws*
                    2009 Stock Incentive Plan
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 17, 2009                          Kahzam, Inc., Registrant


                                       By: /s/ J. FRANKLIN BRADLEY
                                           -------------------------------------
                                           J. FRANKLIN BRADLEY
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 17, 2009                          Kahzam, Inc., Registrant


                                       By: /s/ JAMES LINDSEY
                                           -------------------------------------
                                           JAMES LINDSEY
                                           Secretary and Treasurer
                                           Chief Financial Officer (Principal
                                           Executive Officer and Principal
                                           Accounting Officer)

--------------------------------------------------------------------------------