Form 10-K
period 2009-08-31
KAHZAM, INC.
filed 2009-10-28
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

Commission File Number 333-146344

KAHZAM, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

1515 South Federal Hwy., Suite 100
Boca Raton, FL 33432
(Address of principal executive offices, including zip code.)

(561) 549-3131
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year:  $0

The number of shares of Common Stock outstanding as of August 31, 2009 was 19,500,000.  As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $4,350,000 based on the average of the best closing bid and ask prices ($1.45) for such common stock as  reported on the OTC Bulletin Board on such date.

KAHZAM, INC.

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

ITEM 1. BUSINESS

DESCRIPTION OF OUR COMPANY AND ITS PREDECESSOR

Kahzam, Inc. was originally incorporated in July, 2007 as Centaurus Resources, Inc., a Delaware Corporation (“the Company”).  On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of  Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.  As a result of these transactions, as of June 1, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone number is 561-549-3131, and the fax number is 561-393-8505.  The Company’s principal website is www.kahzam.com.

OVERVIEW OF OUR BUSINESS OPERATIONS

Our Company is an emerging presence in the global pay per click (“PPC”) search engine and Web portal field, utilizing our “Kahzam” trademark. We are headquartered in Boca Raton, Florida with additional offices in Phoenix, AZ and we plan to establish offices in New York City, Los Angeles, Washington, D.C. and Chicago within the next twelve months.

We maintain a vast index of Web sites and other online content that is freely available via the search engine to all Internet users. Our automated search technology helps anyone obtain nearly instant access to relevant information from our extensive index.

Our Company is assembling a team of experienced professionals from the world’s most respected, top-tier marketing and advertising firms. They exemplify leadership, optimism and determination, and possess the qualities critical to success: a disciplined approach, a focus on accountability, self-confidence, trust and an exceptional capacity to balance short-term results with long-term goals.

OUR MARKETING PLAN

A primary objective is to build the leading search and portal company focused on serving membership-driven organizations in the association and affinity group space. Kahzam will develop and deliver indispensable experiences and benefits to these organizations and their members, employees and business partners via a proprietary, secure, “white-label” technology platform. A broad range of advanced multimedia, social networking, information distribution, e-commerce and advertising capabilities will provide the flexibility and reliability to meet the most demanding enterprise needs.  Kahzam’s comprehensive technical support team ensures maximum results and value for users, clients, publishers, developers and marketers alike.

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

In addition to providing a broad range of services to associations and affinity groups, Kahzam will also offer superior online search functions, with enhanced privacy and security, for individual consumers.  In addition, Kahzam will license its proprietary search function to Web sites that want to include a “Powered by Kahzam” search functionality within their domain.

KEY MARKETING CONSIDERATIONS

Search Portal Market Readiness

Kahzam believes that current marketplace and industry fundamentals provide an ideal environment for the strategic expansion of its search portal operations. Targeting the association/affinity group and privacy markets, Kahzam’s goal is to gain 1% of the total search engine market share.

Association Market Readiness

The current economic downturn has triggered restructurings and consolidations in the association/affinity group sector. As a result, more and more associations are actively searching for additional ways to improve member services and generate additional non-dues income. Kahzam believes this creates an immediate and significant market opportunity. Market research

Marketer Readiness

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

Key Strategic Plans Complete

Kahzam has completed a comprehensive Strategic Development Plan, which includes a strong, integrated public relations and marketing plan to bring Kahzam to market rapidly and position it for sustained, long-term growth.

Customer Acquisition

Based on market growth and demand analysis, Kahzam expects to secure a minimum of 20 association clients by the end of 2009 and 80-100 clients in 2010, and to expand to 180-200 affinity groups by the end of 2011.

OUR STRATEGIC DEVELOPMENT PLAN

Defining Kahzam’s Markets

The Strategic Development Plan provides an analysis of the current, highly competitive consumer search market, as well several potential niche markets that were discussed during the workshop. According to the December 2008 Core Search Report, among the top search engines:

•	Consumers chose Google sites for more than 8 billion of the total 12.7 billion total searches conducted during this month – 63.5% of all searches among the top five search entities

•	Yahoo sites totaled 20.5% (2.6 billion) searches and totaled Microsoft 8.3% (1.1 billion) searches, while Ask Network and AOL, LLC registered 3.9% (488 million) and 3.8% (478 million) respectively

While the overall number of searches continues to increase by 3-4% each month, there is little competition between the top search engines. Only Google is gaining new market share, despite aggressive new product and service offerings from Yahoo, Microsoft and Ask.com.

The vast number of individual consumers has established a preference for one of these top search engines. Ask.com’s recent and disastrous $100 million ad campaign proved that consumers have little need to switch from one search engine to another. They are comfortable and satisfied with the results of whatever company they currently use.

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

However, Kahzam has identified one “niche” market that can yield rapid and substantial market penetration, sustained growth and potentially massive audience aggregation – the Association market. The scope and size of this virtually untapped market is impressive.

There are nearly 1.8 million Associations and association-like, membership-driven organizations in the following ready-made market segments:

•	Trade, Business and Commercial

•	Environmental and Agricultural

•	Legal, Governmental, Public Administration, and Military

•	Engineering, Technological and Natural/Social Sciences

•	Educational

•	Cultural

•	Social Welfare

•	Health and Medical

•	Public Affairs

•	Fraternal, Nationality, and Ethnic

•	Religious

•	Veterans', Hereditary and Patriotic

•	Hobby and Avocational

•	Athletic and Sports

•	Labor Unions, Associations, and Federations

•	Chambers of Commerce and Trade and Tourism

•	Greek and Non-Greek Letter Societies, Associations, and Federations

•	Fan Clubs

According to the American Society of Association Executives (ASAE), Associations generate more than $33 billion in revenue nationally and hold more than $50 billion in assets (2006). Clearly, the Association market represents a series of enormous marketing opportunities for any business with a product and/or service that benefits both the Association and the member, and that can easily be tailored to meet a wide range of specific needs.

The Kahzam Association Solution

The Association/Affinity Group space represents a windfall opportunity – an enormous market (comprised of thousands of highly-defined segments) that is searching for a wide range of Web-delivered solutions that benefit their members and other stakeholders. This traditionally conservative market is becoming ever more receptive to new technology and new relationships with appropriate marketers (via advertising, e-commerce and sponsorships) that help gain and retain members and generate additional, non-dues income.

By developing and offering a comprehensive, “white-label version of its “standard” search/portal solution with features, functions, content and messages that can be customized to the needs of individual Associations and Affinity Groups, Kahzam has an unprecedented opportunity to satisfy, own and grow this market.

Using this strategy, Kahzam can rapidly achieve significant market share, aggregate a large, segmented, “captive” and loyal user base, and monetize portal usage through multiple revenue streams. The benefits to both Associations and Kahzam are clear:

•
The Association appears as if it is providing the portal’s comprehensive and valuable suite of services to their members at no charge, thus increasing the real and perceived value of Association membership and strengthening their Association Value Equation

•	The Association realizes additional, alternate, non-dues income (from shared advertising and e-commerce revenue) at little or no expense

•	The Association can apply these revenues to help cover the costs of operations, the delivery of additional services, and/or to help reduce member dues

•	Kahzam will gain access to each Association’s member, vendor, strategic partner and sponsor base, and the various revenue streams they enable

•	And Kahzam can achieve all of this without incurring the costs of direct competition with other established, mass-market search/portal solution providers.

The Kahzam Standard Portal

This portal configuration will be available to any Web user. It will include the following features and capabilities:

Multimedia Center – built around a full-featured media player. It will be able to play streaming video and audio, live Webcasts and Podcasts, as well as advertising and other commercial messages.

Search Center – a full-service Internet search engine that displays search criteria, search results, sponsored results and Kahzam classified ads and other advertising.

Shopping Center – populated with Kahzam “standard” stores, as well as user-selected stores, it includes a shopping comparison engine.

Deal Center – a clearing house for advertiser, sponsor and store discounts and special offers. It also provides access to a Kahzam community discount/rewards program.

News Center - with access to user-selected news sources and Kahzam standard news sources and program weekly/monthly pre-packaged content feeds.

Financial Center – including user-selectable financial news and information sources and Kahzam standard sources. It incorporates a stock “ticker” and enables customized user portfolio.

Weather Center – with coverage of user-selectable markets.

Entertainment Center – with user-selectable local television/movie listings and remote DVR programming.

Map Center – with user-selectable links to the user’s favorite map/directions service(s).

Yellow Pages – with access to editions in user-selectable markets.

Game Center – with a user-selectable game collection.

Travel Center – with Kahzam standard and user-defined links to travel service home pages/account sign-in pages, a travel comparison engine and a booking engine.

Real Estate Center – with Kahzam standard and user-defined links to major real estate site home pages/account sign-in pages.

Job Center – with Kahzam standard and user-definable links to major job site home pages/account sign-in pages.

Mail Center - with Kahzam’s full-service email system including real-time email alerts.

Chat Center – with access to all Kahzam standard and user-created chat rooms and bulletin boards categorized and searchable by topic, geographic region, demographics, etc.

IM Center – with user-definable links to favorite IM service(s) sign-in pages and access to Kahzam’s standard (cam capable) IM service.

Friend Center – with user-definable Kahzam “friends,” friend monitoring from user-selectable sites

Opinion Center – with user-selectable survey/poll/quiz topics created by Kahzam.

Profile Center – with user-uploadable pictures and profile information.

Preference Center - one, central place for users to easily set up, customize, personalize and manage the entire portal experience.

Help Center – with a text-based, online help index, as well as live/chat, email and auto-dial phone contact help capability.

Wherever possible, these features will be purchased or licensed, off-the-shelf plug-ins that will be integrated into the portal system’s native programming. Approximately 40% of the standard features are already available through GroupMolinari’s Win Control division.

The Kahzam White-Label Portal

Each white-label portal can be branded with each Association’s unique logo and color scheme. Branding extends from the portal’s GUI and “skin” throughout the various internal navigation, feature and option menus, as well as content pages.

In addition to the custom branding capability, there are several other important differences between Kahzam’s standard and white-label portals. These provide various tailored functionalities and content. They also provide additional, outstanding value to all stakeholders.

Associations will be able to:

•	Deliver their own original “programming,” such as Webinars, Web teleconferences, “news” reports and legacy video programs, via the Multimedia Center

•	Create a virtual, Association-specific, secure, members-only Intranet for member-to-member communication and social networking

•	Operate proprietary e-stores in the Shopping Center via a comprehensive, branded e-commerce engine and offer e-stores to vendors, strategic allies, sponsors and key advertisers

•	Offer members-only discounts from the Association, its strategic partners, vendors, sponsors and advertisers via the Deal Center

•	Provide members with Association news and targeted breaking news along with weekly/monthly, pre-packaged news feeds from the Association in the News Center

•	Use their Job Center to post jobs available in the Association’s specific industry or interest area, as well as jobs available within the Association

•	Offer the Community Center - a full-featured, members-only social network with page creation and management software, as well as member blog page creation and management software

•
Offer the Discussion Center - with user-definable links to favorite Association chat rooms, as well as the ability to create and manage moderated Association discussion groups and program real-time discussion alerts

•	Allow members to identify and monitor other logged-in Association members and Association friends via the Friend Center

•	Create and manage member-targeted surveys, polls and quizzes via the Opinion Center

•	Allow Association members to send general and targeted “HelpMe!” alerts via the Alert Center to arrange ad hoc brainstorming/problem-solving sessions in the members-only Discussion Center

Kahzam will also provide a “backroom” that enables Association administrators to control and manage all of these capabilities and content.

Portal Design

The proposed Kahzam portal design will embrace the future. Indeed, the portal GUI will look more like a hand-held device than a Web page. It will adopt the clean, uncluttered attributes of an iPhone-like interface and allow the user’s specific needs to drive navigation, as well as the overall portal experience.

The Kahzam standard portal GUI design maximizes the utility of the portal on advanced smart phones and computers alike. It also maximizes the available space for Kahzam branding and content, and revenue-generating advertising.

The PR and Marketing Plan

Kahzam’s breakthrough product and marketing strategies will be promoted by a comprehensive, company-wide PR and marketing plan. Each of Kahzam’s two “lead” service markets: 1) Associations, association-like organizations and affinity groups, and 2) the privacy-focused Internet public. Each will have their own public and media relations programs. These will be based on and will support the company-wide program, but each will have the focus necessary for product and sales success.

Kahzam will use a variety of media outreach strategies for image creation and positioning, as well as for the promotion of marketing-driven initiatives. Kahzam will be positioned as an authoritative industry voice in the rapidly-evolving search engine marketplace, as well as the emerging Web 2.0/3.0 person-to-person communications marketplace.

Through the media, Associations and consumer markets will see Kahzam as their “first-choice” for making the most of their Internet experience. To do this, we will create a professional and bottom-line-focused PR-driven marketing communications campaign.

The Strategic Development Plan sets forth the exhaustive, high-performance and cost-effective strategies and tactics that will be executed to achieve success.

OUR PRODUCTS AND REVENUE STREAMS

Kahzam’s primary revenue streams will be driven by independent, negotiated, revenue sharing agreements with each Association client or each association management company client. Revenue from general consumer use of the Kahzam public portal will become significant over time as Association members become loyal users outside of the Association space and as various marketing and public relations strategies begin to attract large numbers of new, individual users.

Generating revenue is all about eyeballs. And Kahzam’s distinctive and comprehensive business model is designed to aggregate audiences both within the Association space and beyond.

Revenue Streams

There is an enormous potential for Kahzam e-commerce direct revenue and client revenue sharing opportunities. These include:

•	Association Advertising/Sponsorships

•	e-commerce and Affinity Marketing

•	Premium Content Subscriptions

•	Proprietary Databases

Additional, distinct streams that will help generate the revenue returns projected for Kahzam. These include:

•	Key word advertising

•	Proprietary classified box ads

•	Banner ads

•	Streaming video and audio ads

•	Sponsored social networking posts and pages

•	Sponsored outbound Association member alerts

•	Sponsored outbound Kahzam member alerts

•	Enhanced, premium services for Association Intranet/portal Web sites

•	Kahzam e-commerce

•	Packaging and reselling/renting/leasing database information gathered on Kahzam users and information gathered on Association members who use the Kahzam-provided Intranet/portals

Enhanced Premium Services

Kahzam also has an opportunity to develop and market a proprietary suite of superior privacy and security services to individual portal users. Because this is a speculative concept, the projected revenue from such a product has not been combined with the other revenue stream projections. However, a successful implementation of such a product has the potential to increase the projected revenue by as much as 60%.

The Bottom Line

Because of Kahzam’s initial primary focus on the Association and affinity group markets, we expect that we  will be able to efficiently and rapidly aggregate a large, diverse and captive universe of users. This audience will already be highly and precisely segmented and easily targetable by marketers seeking to connect with the individual members in each segment. As a result, Kahzam will be able to offer marketers unprecedented advertising, sponsorship and e-commerce opportunities. We believe that this level of targeted access and delivery will command a premium price that marketers will be eager to pay.

Our business model assures that our Association clients also share in these rewards, as well as the extended benefits and value the Kahzam portal provides to their members and stakeholders, and as a result we believe that we will have powerful partners which will work with us to establish and develop multiple revenue streams.

We expect that our Association partners will carry their enthusiasm and loyalty from the Association community to Kahzam’s public portal and join growing numbers of other individual users who appreciate Kahzam’s superior search/portal experience and enhanced privacy and security features, and that a growing number of non-Association marketers will join them, as well.

The Kahzam business model, combined with the comprehensive public relations and marketing support which we intend to provide, will empower a fusion of clients, marketers and users, and  a continuous and growing revenue stream that we believe will drive Kahzam to profitability and success.

COMPETITION

We face intense competition in the search engine and Web portal industry.  Many other competitors are well established, have greater resources and have a name and brand recognition. These companies also have customer bases that are much larger than ours. We cannot be sure that our targeting of affinity group customers will be successful in differentiating our services from those offered by our much larger competitors.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

On May 12, 2009, the Board accepted the resignation of Robert Weaver, Jr. as an Officer and Director of the Registrant.  On May 12, 2009, the Board appointed J. Franklin Bradley as President and Chairman of the Board and James Lindsay as Secretary, Chief Operating Officer, and Director of the Registrant, to serve until the next Annual Meeting of Shareholders.

As of August 31,2009, we employed 7 full-time employees and no part-time employees, excluding employees and consultants of any affiliated companies that are not at least 50%-owned subsidiary companies of ours.  None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good.

There are no formal employment agreements between the company and our current employees. We conduct our business largely through consultants.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

Kahzam, Inc. was originally incorporated in July, 2007 as Centaurus Resources, Inc., a Delaware Corporation (“the Company”).  On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of  Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.  As a result of these transactions, as of August 31, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our general operations as well as Internet commerce and operations.

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

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and our shareholders could lose their investment.

Our market place is very competitive. Failure to successfully compete could harm our business.

We face intense competition in the search engine and Web portal industry.  Many other competitors are well established, have greater resources and have a name and brand recognition. These companies also have customer bases that are much larger than ours. We cannot be sure that our targeting of affinity group customers will be successful in differentiating our services from those offered by our much larger competitors.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated in July, 2007, but did not commence our current business operations until May, 2009 following our merger with Kahzam, Inc..  Accordingly, we have had a very limited operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things, our ability to raise sufficient capital to fund the expansion of our business operations, our ability to attract customers who will buy our services from us, and our ability to generate revenues through the sale of our services.

Based upon current plans, we expect to increase our revenues from operations during the balance of this calendar year and thereafter.  However, we cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

If we do not make a profit, we may have to suspend or cease operations.

Since we are small company and do not have significant capital, we must limit the marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.  If our Offering is successfully completed, we intend to significantly increase our marketing activities and capabilities.

RISKS ASSOCIATED WITH OUR COMMON STOCK:

Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

There is currently a limited public trading market for our common stock on the OTC Bulletin Board market (Symbol: KHZM).   There can be no assurance that a public market for our securities will continue, or that in the future our securities may be traded on a national exchange.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of our shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●      adverse economic conditions,

●      inability to raise sufficient additional capital to operate our business,

●      unexpected costs, lower than expected sales and revenues, and operating defects,

●      adverse results of any legal proceedings,

●      the volatility of our operating results and financial condition,

●      inability to attract or retain qualified senior management personnel, and

●      other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this current report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from its expectations under “Risk Factors” and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this current report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.  See “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1515 South Federal Hwy., Suite 100, Boca Raton, FL 33432.   We occupy 3500 square feet of space under a lease with a monthly rental rate of $7991.67 that we occupy on a month-to-month basis.    We believe that these facilities are adequate for our present level of operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.  All of these corporate actions were approved and ratified on May 12, 2009 by holders of a majority of the shares of Common Stock then issued and outstanding upon written consent in accordance with the provisions of the Corporation Law of the State of Delaware and the By-Laws of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was originally listed on the OTC Bulletin Board on May 7, 2008 under the symbol “CEUR”, however no trading market developed. Upon the completion of our corporate merger and forward-split of our Common Stock, in July, 2009 our trading symbol was changed to “KHZM”  The high and low bid prices reflect trading in our Common Stock between that date and August 31, 2009.

	HIGH	LOW	HIGH	LOW
	BIDPRICES		ASK PRICES
Fiscal Year 2009:
Quarter Ended 08/31/09	$1.50	$1.10	$1.95	$1.50

Sales prices do not include commissions or other  adjustments to the selling  price.  All prices are adjusted for the  on-for-three forward  split of Common Stock which was effective in June, 2009.

(b)  HOLDERS - As of August 31, 2009,  there were 70 shareholders  of record of the Company's Common Stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2009 Incentive Compensation Plan

On June 1, 2009, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved a new 2009Incentive Compensation Plan.  The purpose of our Incentive Compensation Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us.  As of August 31, 2009, no awards under the Plan have been made.

The principal terms of this Plan are as follows:

Administration.  Our Incentive Compensation Plan is to be administered by our Compensation Committee, provided, however, that except as otherwise expressly provided in the Plan, the board of directors may exercise any power or authority granted to the committee under our Plan. Subject to the terms of our Plan, the committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the Plan, construe and interpret the Plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies in them, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of our Plan.

Eligibility.  The persons eligible to receive awards under our Incentive Compensation Plan are the officers, directors, employees, consultants and other persons who provide services to us.  An employee on leave of absence may be considered as still in the employ of our company for purposes of eligibility for participation in our Plan.

Types of Awards.  Our Incentive Compensation Plan will provide for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards.  Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

Shares Available for Awards; Annual Per-Person Limitations.  The total number of shares of common stock that may be subject to the granting of awards under our Incentive Compensation Plan at any time during the term of the Plan will be equal to 5,000,000 shares.  This limit will be increased by the number of shares with respect to which awards previously granted under our Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

Our Incentive Compensation Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any 12-month period, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the Plan may not exceed 1,800,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month period is $2,000,000 multiplied by the number of full years in the performance period.

The committee is authorized to adjust the limitations described in the two preceding paragraphs. The committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Stock Options and Stock Appreciation Rights.  The committee is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the committee, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of our Incentive Compensation Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the committee or under procedures established by the committee.  The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

Restricted and Deferred Stock.  The committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of, and which may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the committee. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents. The committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards or otherwise as specified by the committee.

Bonus Stock and Awards in Lieu of Cash Obligations.  The committee is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of our obligations to pay cash under our Incentive Compensation Plan or other plans or compensatory arrangements, subject to such terms as the committee may specify.

Other Stock-Based Awards. The committee is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of common stock.  The committee determines the terms and conditions of such awards.

Performance Awards.  The committee is authorized to grant performance awards to participants on terms and conditions established by the committee.  Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the committee. Performance awards granted to persons whom the committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by the committee, be subject to provisions that should qualify such awards as “performance-based compensation” not subject to the limitation on tax deductibility by us under Internal Revenue Code Section 162(m).

The committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Other Terms of Awards.  Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the committee. The committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee is authorized to place cash, shares of common stock or other property in trusts or make other arrangements to provide for payment of our obligations under our Incentive Compensation Plan.

Awards under our Incentive Compensation Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee may, however, grant awards in exchange for other awards under our Plan, awards under other company plans or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Acceleration of Vesting; Change in Control. The committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the committee, vesting will occur automatically in the case of a “change in control” of our company, as defined in our Incentive Compensation Plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the committee may provide in an award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.”

Amendment and Termination. The board of directors may amend, alter, suspend, discontinue or terminate our Incentive Compensation Plan or the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to our Plan which might increase the cost of our Plan or alter the eligibility of persons to receive awards.  Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Our Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under our Plan, (b) termination of our Plan by the board of directors, or (c) the tenth anniversary of the effective date of the Plan.  Awards outstanding upon expiration of our Plan will remain in effect until they have been exercised or terminated, or have expired.

SECTION 16(A)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 9.01(a) of this current report.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $416,476 and $18,819 for the years Ended August 31, 2009 and August 31, 2008, respectively.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through August 31, 2009 was $438,322.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $1,026 with liabilities of $421,265. In May, 2009, we issued 4,000,000 shares to purchase 100% share capital of Kahzam Inc in the amount of $0.01 per share or $40,000.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

The Company is an emerging presence in the global pay per click ("PPC") search engine and Web portal field, utilizing our "Kahzam" trademark.  We are headquartered in Boca Raton, Florida with affiliated offices in Phoenix, AZ and we plan to establish offices in New York City, Los Angeles, Washington, D.C., Chicago and Las Vegas within the next twelve months.

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

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations

ITEM 8.  FINANCIAL STATEMENTS

KAHZAM, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2009

KAHZAM, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of the Registered Public Accountant	F-1

Financial Statements

Balance Sheets as of August 31, 2009 and 2008	F-2

Statement of Operations for the years ended August 31, 2009 and 2008 and the period July 23, 2007 to August 31, 2009	F-3

Statement of Stockholder’s Equity (Deficit) for the period from July 23, 2007 to August 31, 2009	F-4

Statement of Cash Flows for the years ended August 31, 2009 and 2008 and for the period July 23, 2007 to August 31, 2009	F-5

Notes to the Financial Statements.	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders
Kahzam, Inc.

I have audited the accompanying balance sheet of Kahzam, Inc., at August 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2009 and 2008 and for the period from July 23, 2007 (inception) to August 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kahzam, Inc. at August 31, 2009 and 2008, and the related statements of operations and cash flows for the years ended August, 31 2009 and 2008 and the period from July 23, 2007 (inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

HARRIS F. RATTRAY CPA
Pembroke Pines, Florida
October 21, 2009

KAHZAM, INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2009 and 2008

	2009	2008
ASSETS

Current assets:
Cash	$1,026	$17,654
Other current assets	9,684	-
Total current assets	10,710	17,654

Property and equipment, net	11,100	-

Other assets, net	1,534	-

Goodwill	39,400	-

TOTAL ASSETS	$62,743	$17,654

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$293,816	$5,500
Payroll liabilities	43,577	-
Due to related parties	83,873	-
Total current liabilities	421,265	5,500

Total liabilities	421,265	5,500

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 80,000,000 shares authorized: and 19,500,000 shares and 2,500,000 issued and outstanding as of August 31, 2009 and 2008	1,950	250
Additional paid-in capital	77,850	39,750
Deficit accumulated during the development stage	(438,322)	(27,846)
	(358,522)	12,154
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,743	$17,654

See accompanying notes

KAHZAM, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
			July 23, 2007
			(inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES:
Selling, general and administrative	407,966	18,819	435,812
Depreciation and amortization	2,510	-	2,510
Total expenses	410,476	18,819	438,322

Loss from operations	(410,476)	(18,819)	(438,322)
NET INCOME (LOSS)	$(410,476)	$(18,819)	$(438,322)

BASIC EARNINGS (LOSS) PER SHARE	$(0.12)	$(0.01)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,384,931	2,163,493	3,384,931

See accompanying notes

KAHZAM, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stages	Total

Beginning balance, July 23, 2007		$-	$-	$-	$-

Stock issued to Director on August 13, 2007	1,500,000	150	14,850		15,000

Net loss, year ended August 31, 2007				(9,027)	(9,027)

BALANCE AUGUST 31, 2007	1,500,000	150	14,850	(9,027)	5,973

Stock issued for cash on December 31, 2007 @ 0.025 per share	1,000,000	100	24,900		25,000

Net loss, year ended August 31, 2008				(18,819)	(18,819)

BALANCE AUGUST 31, 2008	2,500,000	$250	$39,750	$(27,846)	$12,154

Stock issued to existing shareholders of Kahzam on May 12, 2009 @ 0.01 per share	4,000,000	400	39,600		40,000

Three for one split on May 12, 2009	13,000,000	1,300	(1,300)	-	-
				-	-
Net loss, year ended August 31, 2009				(410,476)	(410,476)

BALANCE AUGUST 31, 2009	19,500,000	1,950	78,050	$(438,322)	$(358,322)

See accompanying notes

KAHZAM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			July 23, 2007
			(inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410,476)	$(18,819)	$(438,322)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	892	-	892
Amortization	1,861	-	1,861
Changes in operating assets and liabilities:			-
(Increase) in other current assets	(9,684)	-	(9,684)
Increase in accounts payable	288,316	5,500	293,816
(Increase) in other assets	(1,534)	-	(1,534)
(Increase) in goodwill	(39,400)		(39,400)
Increase in other payables	43,577	-	43,577
Increase in amounts due to related parties	83,873	-	83,873
Net cash (used in) provided by operating activities	(42,576)	(13,319)	(64,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,853)	-	(13,853)
Net (cash used) in investing activities	(13,853)	-	(13,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,700	100	1,950
Additional paid in capital	38,100	24,900	77,850
Net cash used in provided by financing activities	39,800	25,000	79,800

(DECREASE) INCREASE IN CASH	(16,628)	11,681	1,026

CASH - BEGINNING OF YEAR	17,654	5,973	-

CASH - END OF YEAR	$1,026	$17,654	$1,026

See accompanying notes

KAHZAM, INC.
NOTES TO FINANCIAL STATEMENTS
August 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation. Kahzam, Inc. (formally Centaurus Resources Corp.) (the Company) was incorporated on July 23, 2007 as Centaurus Resources, Inc., under the laws of the State of  Delaware, and established a fiscal year end of August 31. On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.  As a result of these transactions, as of June 1, 2009 the Company has 19,500,000 Shares of Common Stock issued and outstanding.

The Company is considered a development stage enterprise as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting for Development Stage Companies".  The Company has no revenue to date and there is no assurance the Company will achieve a profitable level of operations.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lines of the relative assets, which range as follows:

Furniture & Fixtures	5-7 years
Office Equipment	5-7 years
Computer Software	5 years

The company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.

Concentration of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accrued expenses.

The Company's cash and cash equivalents are concentrated primarily in one bank in the United States.  At times, such deposits could be in excess of insured limits.  Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

Earnings (Loss) Per Share. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period.  Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares and potential common shares during the specified period. The Company has no potentially dilutive securities.

Evaluation of long-lived Assets. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows to be generated by such asset, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

Income Taxes. In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standard No.109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2009 and 2008 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	August, 31	August, 31
	2009	2008

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	- %	- %

The Company has a net operating loss carry forward as of August 31, 2009 of approximately $415,390 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2029.

Fair Value of Financial Instruments. For financial instruments including cash and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards. The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the year ended August 31, 2009 of $410,476 and cumulatively since inception for the period July 23, 2007 to August 31, 2009 of $438,322. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

3.	BUSINESS ACQUISITION AND COMBINATION

On May 12, 2009 the Company acquired 100% of the stock of Kahzam Inc, for shares valued at $40,000.  The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.”  Based on the initial purchase price consideration the Company Goodwill in the amount of approximately $39,600

4.	FIXED ASSETS

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.  Equipment consists of the following:

	August 31,	August 31,
	2009	2008

Computer software	$9,307	$-
Furniture and Fixtures	654	-
Office Equipment	3,892	-
	13,853	$-

Depreciation	2,753	-
	$11,110	$0

5.	STOCKHOLDERS EQUITY

The Company has authorized 80,000,000 shares of $ 0.0001 par value common stock, with 19,500,000 shares issued and outstanding.

Details of common stock issued:

On August 13, 2007 the Company issued total of 1,500,000 shares of common stock to one Director for cash in the amount of $0.01 per share for a total of $15,000.

On December 31, 2007 the Company issued a total of 1,000,000 shares of common stock for cash in the amount $ 0.025 per share for a total of $25,000.

On May 12, 2009 the Company issued a total of 4,000,000 shares of common stock in exchange for 100% of the Common Stock of Kahzam, Inc. a Florida Corporation.  The shares were valued at $ 0.01 per share for a total of $40,000.

6.	COMMITMENTS AND CONTINGENCIES-

The Company rents office space in Boca Raton, Florida under an annual sublease that commenced in April 2009. The total rent for 2009 was $31,962.  Future lease expenses are approximately $95,900 annually.  The sublease was made and entered into with a related party.

7.	RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment. The total advanced during the period May 12, 2009 to August 31, 2009 was $80,373.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”), which provides guidance for determining whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority is the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position.  The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which establishes how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years beginning December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending August 31, 2009.

ITEM 9A .   CONTROLS AND PROCEDURES

Disclosure Regarding Controls and Procedures

As of August 31, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and directors are as follows:

Name	Age	Position
J. Franklin Bradley	64	President
James Lindsey	70	Vice Chairman & Corporate Development Officer
Richard C. Weiner	59	Chief Financial Officer

Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, present directors and proposed directors are as follows:

J. Franklin Bradley – Chairman and Chief Executive Officer
Frank Bradley has created groundbreaking marketing, advertising, public/investor relations and interactive solutions for major national and international organizations over the past 30 years. He pioneered hospital marketing as the first Vice President of Marketing and Communications for healthcare giant Hospital Corporation of America (HCA).

Mr. Bradley’s marketing and communications programs established guidelines and standards for more than 450 HCA hospitals worldwide and the entire emerging investor-owned healthcare industry. He integrated and unified the marketing communications of all system hospitals acquired or managed by HCA and provided consulting and crisis management services to this Fortune 100 Corporation and its individual hospitals.  His work included establishment of Internet and portal development systems for the corporate and individual facility consumer and physician network.

Mr. Bradley was Co-Founder, President and CEO of Notch-Bradley, Inc., the nation’s first healthcare-only marketing communications agency. For 20 years, Notch-Bradley served more than 250 healthcare clients (including the nation’s three largest hospital companies) in 43 states and three foreign countries.

The agency also provided marketing and communications support for major trade associations, physician groups and ownership corporations, industry equipment and pharmaceutical manufacturers and payer entities within the healthcare delivery arena.

As a consultant for International Healthcare Management Systems & the Welcare Hospital Group based in Dubai, United Arab Emirates, Mr. Bradley was instrumental in expanding a single hospital and physician’s clinic organization into a comprehensive Mid East regional healthcare management system.

His work with non-healthcare clients is also extensive, encompassing the entertainment, retail, manufacturing and service industry segments.

Jim Lindsey – Vice Chairman and Corporate Development Officer
Jim Lindsey has more than thirty-five years of managerial, creative, and account supervision experience with bottom line responsibilities for international, national, and regional advertising agencies including Saatchi & Saatchi Worldwide, Fairfax/Saatchi & Saatchi, McCaffrey & McCall, Hill Holiday/Wakeman & DeForrest.

As Vice Chairman of Saatchi & Saatchi Worldwide, Mr. Lindsey significantly influenced and directed corporate development, specializing in West Coast and Pacific Rim clients. He also served as Executive Vice President of Hill, Holliday and Wakeman & DeForrest’s West Coast operations. And he has been responsible for national and international agency operations involving business development, marketing, advertising, and strategic planning for worldwide clients including MGM/UA, Orion Films, Sears, Marriott Resorts, Mercedes Benz, DeBeers, Int., T. Row Price, Geneva Corporation, Infinity, MONEX plus Epson Computer Printer Products.  Other notable clients included Jenny Craig, Shaw Industries, White Westinghouse, PacTel Cellular/Pacifictelecis, Vartech, RCA, Sears, Mayflower, McDonalds, Carls Jr., Falcon Jets and The Cotton Council.

While Executive Producer of Metromedia Producers Group, Mr. Lindsey also created and produced primetime specials and network series television releases.

Mr. Lindsey has been honored with more than 50 Addy Awards, Clio Awards, and Golden Quill Awards and has managed hundreds of millions of dollars of advertising contracts with advertisers around the world.

Richard Weiner, Chief Financial Officer
Mr. Weiner has over 30 years of senior management experience in both financial and operational positions with various corporations including Owner of Madison Steel Processing, Medina General Inc and Vice President of Vital Products Company.

In those positions, Mr. Weiner has not only overseen operational management, sales, purchasing, customer service and personnel staffing responsibilities, but also the development and implementation of hardware and software systems.

He also has proven abilities to provide critical thinking in recognizing potential problems, developing viable alternatives and implementing cost effective actions.  All coupled with a commitment to continuous process improvement.

Most recently serving as both the CFO and COO of National Security Title in Lighthouse Point, FL, Mr. Weiner oversaw all finances and operations in the continuing expansion of that business.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee.  During our 2010 fiscal year, our board of directors expects to create such committees, in compliance with established corporate governance requirements.

Audit Committee.  We plan to establish an audit committee of the board of directors.  The audit committee’s duties would be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee.  We plan to establish a compensation committee of the board of directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our proposed Incentive Compensation Plan, and recommend and approve grants of stock options and restricted stock under that plan.

Nominations and Governance Committee.  We plan to establish a nominations and governance committee of the board of directors.  The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.  The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Term of Office

Our Directors are appointed to hold office until the next annual meeting of our shareholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they may serve on.  We expect to compensate non-management directors through stock option or restricted stock grants under our proposed Incentive Compensation Plan, though we have not determined the exact number of options or stock to be granted at this time.  As of August 31, 2009, directors were not compensated for their services as directors.

Indebtedness of Directors and Executive Officers

None of our executive officers or present or proposed directors, or their respective associates or affiliates, is indebted to us.

Family Relationships

There are no family relationships among our executive officers and present or proposed directors.

Legal Proceedings

As of the date of this current report, there are no material proceedings to which any of our present or proposed directors, executive officers, affiliates or stockholders is a party adverse to us.

SIGNIFICANT EMPLOYEES

Ned Barnett, Senior Vice President - Association Development Officer
Mr. Barnett has more than 35 years of professional executive-level experience in business, associations and government relations work, including direct Association executive management positions (Executive Director, National Kerosene Heater Association, Vice President, Tennessee Hospital Association).  He is also widely regarded as an exceptional sales manager, with in-depth sales management experience and a strong track record of success for Associations and other non-profit organizations.  As a reflection of this experience, Mr. Barnett was, in 1985, named the first Fellow in marketing and public relations by the American Hospital Association.

Mr. Barnett has helped for-profit corporations in the high-tech and healthcare-related fields to generate new business through awareness (public relations), marketing, advertising, direct sales management and related skill areas.  He has written economic development speeches for two governors, led trade groups on lobbying trips to Washington, and authored a hugely-successful issues-management campaign for a coalition of 13 regional hospital associations.  On behalf of a coalition of 34 non-profit associations, Mr. Barnett has consulted with the President's Drug Czar on public communications (PR) issues related to reducing teen use of drugs.  His experience in and with Associations is extensive.

The author of nine published books and an adjunct professor at two major state universities, Mr. Barnett has earned two ADDY Awards and the Public Relations Society of America's coveted Silver Anvil; in the Association field, he is the only person to have ever earned four consecutive MacEachern Awards for excellence in Association marketing communications.

Russ Kirin, Senior Vice President - Chief Creative Officer
Russ Kirin has a broad spectrum of experience in creating, writing and producing high-level marketing communications for broadcast, print, multimedia and the Internet. He has worked with major agencies and corporations such as Burson-Marsteller, Bozell-Kamstra, Ketchum Communications, BrabenderCox, Elias/Savion, Pittsburgh Public Broadcasting, printCafe, Westinghouse and ARCO Chemicals.

Mr. Kirin has provided integrated advertising, public relations and special events services to international companies such as Union Carbide, Quaker State and PPG Industries. He has created cutting-edge new media solutions. And he has worked at the executive level to create, develop and implement integrated corporate and marketing strategies, corporate branding and identity, strategic partnerships, national promotional programs and strategic communications targeted to multiple constituencies. Mr. Kirin received the Clio Award for creating and producing innovative promotions for national sports apparel retailer The Athlete's Foot.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to August 31, 2009:

Executive Compensation

The table below summarizes the compensation earned for services rendered to Centaurus Research, Inc. (our predecessor company) and Kahzam, Inc. in all capacities, for the years indicated, by its Chief Executive Officer and two most highly-compensated executive officers other than the Chief Executive Officer.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
						Securities
					Restricted	Underlying
Name and				Other Annual	Stock	Options/	LTIP	All Other
Principal	Fiscal	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Robert Weaver	2007	-	-	-	15,000	-	-	-
James Lindsey	2009	30,000	-	-	20	-	-	-
Franklin Bradley	2009	30,000	-	-	20	-	-	-
Richard Weiner	2009	15,000	-	-	150	-	-	-

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to any Officer, Director or employee of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.
Name(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(3)
5% Stockholders:
Group Molinari LLC	6,000,000	30.77%
Vickie Ann Molinari C/F Francesca Molinari UNIF Trans Min ACT FL	900,000	4.62%
Gabriella Molinari C/F Francesca Molinari UNIF Trans Min ACT FL	900,000	4.62%
Vickie Molinari	900,000	4.62%

Executive Officers, Present and Directors and Proposed Directors:
Franklin Bradley	200,001	1.03%
James Lindsey	200,001	1.03%
Richard C. Weiner	1,500,000	7.69%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each person is c/o Kahzam, Inc., 1515 South Federal Hwy., Suite 100, Boca Raton, FL 33432.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after September 1, 2009, by the exercise of any warrant, stock option or other right.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(3)
The calculation in this column is based upon 19,500,000 shares of common stock outstanding on September 1, 2009.  The shares of common stock and shares underlying stock options are deemed outstanding for purposes of computing the percentage of the person holding such stock options but are not deemed outstanding for the purpose of computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were #12,000, audit-related services were $900, tax services were $0, and  other services were $0 during the year ended August 31, 2009.

There were no fees charged to the company for audit services, audit-related services, tax services or other services for the year ended August 31, 2009.

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

KAHZAM, INC.

October 28, 2009	by:	/s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
President, CEO and Director

October 28, 2009	by:	/s/ JAMES LINDSEY
JAMES LINDSEY
Chairman and Director

October 28, 2009	by:	/s/ RICHARD C. WEINER
RICHARD C. WEINER
Chief Financial Officer