Form 10-Q
period 2009-11-30
KAHZAM, INC.
filed 2010-01-14
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,530,002 shares as of January 08, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended November 30, 2009, prepared by the company, immediately follow.

KAHZAM, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	(Unaudited)
	As of	As of
	November 30,	August 31,
	2009	2009
ASSETS

Current assets:
Cash	$201	$1,026
Other current assets	9,684	9,684
Total current assets	9,885	10,710

Property and equipment, net	10,411	11,100

Other assets, net	1,534	1,534

Goodwill	39,600	39,600

Intangible asset,net	30,699

TOTAL ASSETS	$92,129	$62,943

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,928	$293,816
Payroll liabilities	84,620	43,577
Due to related parties	25,389	83,873
Total current liabilities	139,937	421,265

Total liabilities	139,937	421,265

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 80,000,000
shares authorized: and 22,530,000 shares and 19,500,000 issued
and outstanding as of November 30, 2009 and August 31, 2009	2,253	1,950

Additional paid-in capital	502,747	78,050

Deficit accumulated during the development stage	(552,808)	(438,322)
	(47,808)	(358,522)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,129	$62,943

See accompanying notes.

KAHZAM, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
			July 23, 2007
			(inception)
	Three Months	Three Months	through
	November 30,	November 30	November 30
	2009	2008	2009

REVENUES	$229	$-	$229

EXPENSES:
Selling, general and administrative	114,026	5,530	549,838
Depreciation and amortization	687	-	3,198

Total expenses	114,713	5,530	553,036

Loss from operations	(114,486)	(5,530)	(552,808)

NET INCOME (LOSS)	$(114,486)	$(5,530)	$(552,808)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	9,420,989	2,500,000	9,420,989

See accompanying notes.

KAHZAM, INC.
(A Development Stage Company)
Condensed Statements of Changes in Shareholders' Equity (Deficiency)

				Defict
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stages	Total

BEGINNING BALANCE JULY 2, 2007	-	$-	$-	$-	$-

Stock issued to Director on Auguest 13, 2007	1,500,000	150	14,850		15,000

Net loss, year ended Auguest 31, 2007				(9,027)	(9,027)

BALANCE AUGUEST 31, 2009	1,500,000	150	14,850	(9,027)	5,973

Stock issued for cash on December 31, 2007
* @ 0.025 per share	1,000,000	100	24,900		25,000

Net loss, year ended Auguest 31, 2009				(18,819)	(18,819)

BALANCE AUGUEST 31, 2008	2,500,000	$250	$39,750	$(27,846)	$12,254

Stock issued to existing shareholders of
Kahzam on May 2, 2009 @ 0.01 per share	4,000,000	400	39,600	-	40,000

Three for one split on May 12, 2009	13,000,000	1,300	(1,300)	-	-

Net Loss, year ended Auguest 31, 2009				(410,476)	(410,476)

Balance Auguest 31, 2009	19,500,000	1,950	78,050	$(438,322)	$(358,322)

Stock issued for cash September 1, 2009	125,000	13	124,987		125,000
@ 0.14026 per share	2,905,002	290	299,710		300,000

Net loss, for the period November 30, 2009				(114,486)	(114,486)

BALANCE NOVEMBER 30, 2009	22,530,002	2,253	502,747	(552,808)	(47,808)

See accompanying notes.

KAHZAM, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
			July 23, 2007
	Three months	Three months	(inception)
	ending	ending	through
	Novenber 30,	Novenber 30,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,486)	$(5,530)	$(552,808)
Adjustments to reconcile increase(decrease) in net assets
to cash provided by operating activities:
Depreciation	223	-	1,115
Amortization	465	-	2,326
Changes in operating assets and liabilities:			-
(Increase) in other current assets	-	-	(9,684)
(Decrease)/increase in accounts payable	(263,888)	(5,500)	29,927
(Increase) in other assets	-	-	(1,534)
(Increase) in goodwill	-	-	(39,600)
Increase in payroll liabilities	41,044	-	84,621
(Decrease)/increase in amounts due to related parties	(58,484)	-	25,389

Net cash (used in) operating activities	(395,126)	(11,030)	(460,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	17,654	(13,853)
Purchases of intangible property	(30,699)	-	(30,699)
Net (cash used) in investing activities	(30,699)	17,654	(44,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	303	-	2,253
Additional paid in capital	424,697	-	502,747
Net cash provided by financing activities	425,000	-	505,000

(DECREASE) INCREASE IN CASH	(825)	6,624	201

CASH - BEGINNING OF YEAR	1,026	-	-

CASH - END OF YEAR	$201	$6,624	$201

See accompanying notes.

KAHZAM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
November 30, 2009 and August 31, 2009

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

On September 1, 2009 The company received $425,000, of which $125,000 shall be paid and satisfied at closing by certified bank draft or wire transfer equaling 125,000 Shares of fully-paid and non-assessable Common Stock of Kahzam, Inc. and the balance of $300,000 shall be paid by the conversion into 2,905,002 Shares of Common Stock and the cancellation of $300,000 in currently outstanding Demand Promissory Note and assigned accounts payables. As a result of these transactions, as of November 30, the Company has 22,530,002 Shares of Common Stock issued and outstanding.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2009 and 2008 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	November 30	August, 31
	2009	2009

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	-%	-%

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the year ended November 30, 2009 of $114,485 and cumulatively since inception for the period July 23, 2007 to November 30, 2009 of $552,808. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.  Equipment consists of the following:

	November 30,	August 31,
	2009	2009

Computer software	$9,307.00	$9,307
Furniture and Fixtures	654.00	654
Office Equipment	13,853	3,892
	$	$13,853

Depreciation	3,441.25	$2,753
	$10,441.49	$11,110

STOCKHOLDERS EQUITY

The Company has authorized 80,000,000 shares of $ 0.0001 par value common stock, with 22,530,002 shares issued and outstanding.

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

On September 1, 2009 The company received $425,000, of which $125,000 shall be paid and satisfied at closing by certified bank draft or wire transfer equaling 125,000 Shares of fully-paid and non-assessable Common Stock of Kahzam, Inc. and the balance of $300,000 shall be paid by the conversion into 2,905,002 Shares of Common Stock and the cancellation of $300,000 in currently outstanding Demand Promissory Note and assigned accounts payables.

COMMITMENTS AND CONTINGENCIES

The Company rents office space in Boca Raton, Florida under an sublease that commenced in April 2009.  Total rent for September 1 thru November 30, 2009 was $24,000. Future lease expenses are approximately $8,000.00 monthly. The sublease was made and entered into with a related party.

RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment. The total advanced during the period September 1, 2009 to November 30, 2009 was $17,000.00

RECENT ACCOUNTING PRONOUNCEMENTS

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

Subsequent Events - Entry Into A Material Definitive Agreement

On December 23, 2009, the Registrant entered into an Agreement to acquire 100% of the capital stock of TeCOUP.com, LLC, a Tennessee Limited Liability Company, in exchange for 2,000,000 Shares of the Registrant’s Common Stock.  The Agreement is subject to the completion of an audit of the financial statements of TeCOUP as well as final approval by the Boards of Directors of both parties.   The transaction is expected to close on or before January 15, 2010.

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

On September 1, 2009 The company received $425,000, of which $125,000 shall be paid and satisfied at closing by certified bank draft or wire transfer equaling 125,000 Shares of fully-paid and non-assessable Common Stock of Kahzam, Inc. and the balance of $300,000 shall be paid by the conversion into 2,905,002 Shares of Common Stock and the cancellation of $300,000 in currently outstanding Demand Promissory Note and assigned accounts payables. As a result of these transactions, as of November 30, the Company has 22,530,002 Shares of Common Stock issued and outstanding

The Company's executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone  number is  561-549-3131,  and the fax number is 561-393-8505. The Company's principal website is www.kahzam.com.

BUSINESS OPERATIONS OF THE COMPANY

Introduction

Kahzam is developing and offering a comprehensive platform of next-generation online search and portal services. The Kahzam platform features fully integrated multimedia content, social networking, e-commerce and advertising that can be customized to meet the diverse needs of individual Associations, Affinity Groups and other similar organizations, as well as their millions of individual members. Kahzam can rapidly achieve significant market penetration, aggregate a large, highly segmented, “captive” and loyal consumer base, and effectively monetize this $30 billion market through multiple revenue streams. And Kahzam can achieve all of this without incurring the costs of direct competition with other well-established search/portal companies.

Kahzam’s aggregated, segmented, captive and loyal audience represents a “mother lode” for marketers. Adverse economic conditions, a highly fragmented media marketplace and ever more sophisticated and elusive consumers are forcing marketers to spend their advertising dollars more effectively and efficiently. They are turning away from traditional broadcast and print advertising and embracing Internet-driven marketing campaigns that precisely target consumers via data gleaned from behavioral tracking and social networking.

Kahzam has been specifically designed to deliver these targets. However, Kahzam’s proprietary business intelligence capabilities provide far more than mere data profiles. They provide real and valuable consumer perceptions, preferences and insights that will enable advertisers to craft laser-focused messages and offers that speak directly to individual consumers. As a result, Kahzam is poised to carve out a significant share of the estimated $23 billion U.S. Internet advertising market.

Proposed Acquisition of TeCOUP.com, LLC

On December 23, 2009, the Company entered into an Agreement to acquire 100% of the capital stock of TeCOUP.com, LLC, a Tennessee Limited Liability Company, in exchange for 2,000,000 Shares of the Company’s Common Stock.  The Agreement is subject to the completion of an audit of the financial statements of TeCOUP as well as final approval by the Boards of Directors of both parties.   The transaction is expected to close on or before January 15, 2010.

TeCOUP is a progressive marketing company that can deliver SMS text coupon savings to any cell phone. This effective, affordable, “green” advertising medium is undeniably the future of direct marketing. While businesses and consumers continue to rely on coupon savings – especially in the current economy – traditional coupon delivery media, such as newspapers, magazines and printed direct mail, have become far less effective. Print readership and relevance is plummeting. Advertisers are demanding much higher performance and complete accountability at a much lower cost. TeCOUP’s business model delivers incredible value to businesses and consumers, as well as 100% measurable results, at a fraction of the cost of traditional print coupon campaigns.

SMS text messaging is the most widely used data application on the planet. More than 136 million Americans send and receive text messages on their cell phones. More than 80% of cell phone users have their phones with them at all times. And more than 90% of all text messages are read. So, when cell phone users were asked,”What is the best way for companies to interact with you?” They said, “Send us deals and coupons!” TeCOUP has answered that call.

Currently, TeCOUP can provide real-time coupon delivery to 55 million cell phone users. This database can be targeted by state, zip code and/or area code. However, the company is implementing an aggressive, regional, grass roots branding and viral marketing plan that will significantly expand and enrich this database with millions of new, mobile-driven consumers and dozens of targetable behavioral marketing attributes. While the plan focuses on young people, college students, sports and event enthusiasts, and other savvy members of “Generation Text,” TeCOUP expects a high degree of acceptance among all demographic, psychographic and behavioral groups.

TeCOUP’s patent-pending delivery service employs “long code” technology (already approved for use on all 17 major US carriers) that allows any cell phone in the world equipped with SMS services to interact with its database. It enables mobile consumers to enter a product or service category, or a merchant name (in 23 languages), and instantly receive any available discounts or coupons in the form of SMS text message.

The interactive database also lets consumers choose their coupons, choose their preferred store location and even have the location’s GPS coordinates or map directions sent directly to their phones. Consumers can also search their current location (e.g. Pizza 37027) to instantly find the best and closest deals. Once a TeCOUP coupon is downloaded to a cell phone, consumers can redeem it – not just one time, but as many times as they wish until the offer expires – simply by displaying the message on their phone at the point of purchase.

Both the consumer and merchant markets are absolutely ready for TeCOUP. Presently, only 1% of all US coupons are delivered to cell phones. However, credible industry research indicates that, by 2011, more than three billion text coupons will be issued to mobile consumers. This will represent almost seven billion dollars in redeemed discounts. The opportunities for market and profitability growth are real and significant.

Today, almost every viable consumer has a cell phone. And TeCOUP hits consumer’s right where they live – on their cell phones. With its patent-pending technology, enormous, interactive database and 100% measurable results, TeCOUP is ideally positioned to lead the next, great direct marketing revolution – SMS text coupons.

Kahzam Business Overview

Kahzam’s primary objective is to build a profitable, long-term business by becoming the leading online search and portal services company focused on serving the diverse needs of membership-driven organizations in the Association and Affinity Group space. This market also includes religions, charities, NGOs, non-profits and other similarly structured organizations.

Kahzam will develop and deliver indispensable products, services, experiences, benefits and value to these organizations, as well as their members, employees and business partners. As a result, Kahzam can deepen the engagement of all Association stakeholders while helping Associations and Affinity Groups achieve greater member satisfaction and loyalty.

Kahzam’s proprietary secure search/portal technology platform fully integrates search, personalized multimedia content and social networking capabilities. It provides state-of-the-art e-commerce and advertising delivery, tracking and analytics. It also provides seamless distribution across multiple channels and devices, as well as the flexibility and reliability to meet the most demanding enterprise needs. And Kahzam’s comprehensive technical support team ensures an optimal experience for all users, clients, publishers, developers and marketers.

The majority of Kahzam’s revenue will be generated by advertising sales, e-commerce commissions and sponsorships enabled through the search/portal platform. Kahzam will provide a “white label” version of its search/portal to any qualified Association or Affinity Group at no charge to the organization or its members. Each Association will also receive a share of all revenue generated by its search/portal. This no-cost, revenue-sharing model virtually assures rapid, substantial market penetration and enthusiastic Association support.

In addition to providing a full spectrum of “white-label” solutions to Associations and Affinity Groups, Kahzam will also offer branded online search capabilities, featuring enhanced privacy and security, to individual consumers via its “public” portal. Kahzam will also license its proprietary search engine technology to websites that wish to include a “Powered by Kahzam” search functionality within their domains.

Kahzam maintains a vast index of websites and other online content that is freely available to all Internet users via the search engine. Kahzam’s automated search technology helps anyone obtain nearly instant access to relevant information from its extensive index.

The Kahzam search/portal platform and business model coupled with the exponential growth of the Internet as an advertising and commercial medium will lead to consistent and significant revenue generation and sustained bottom-line growth.

To this end, Kahzam has assembled a team of experienced professionals from the world’s most respected top-tier technology, marketing and advertising firms. These professionals exemplify leadership, optimism, determination and trust. They also possess the qualities critical to sustainable, profitable success: a disciplined approach, a focus on accountability, self-confidence and an exceptional capacity to balance short-term results with long-term goals.

Key Business Considerations

Search/Portal Market Readiness

Kahzam believes that current marketplace and industry fundamentals provide an ideal environment for the strategic expansion of its search/portal operations. Targeting the Association/Affinity Group, privacy and enterprise markets, Kahzam’s goal is to gain 1% of the total multi-billion dollar search engine market.

Association Market Readiness

The current economic downturn has triggered restructurings and consolidations within the Association/Affinity Group sector. As a result, more and more Associations are aggressively searching for additional ways to improve member services and generate additional non-dues income. Based on proprietary research into this market space, Kahzam has determined and validated that this is creating an immediate and significant marketing opportunity.

Advertiser Market Readiness

Direct response tactics such as online search and social networking activities continue to experience solid growth, even in this economy. Online advertising achieved more than 20 percent revenue growth in 2008. All other advertising media except “in-cinema” ads saw measurable losses in revenue. According to advertising agencies, media buyers, publishers and third-party Internet monitoring organizations, marketers will continue to shift an increasing percentage of their total advertising and related marketing budgets from traditional media to digital media channels. Online and search engine advertising are the fastest growing, most accountable and most cost-effective methods of advertising available.

Key Business Partners in Place

Kahzam has secured agreements with key synergistic media, marketing, market research, public relations, strategic planning, search engine optimization, and financial services business partners. Kahzam will continue to identify, target and pursue relationships with individuals and organizations that can increase its market penetration, diversity and profitability.

Key Strategic Plans Complete

Kahzam has completed a comprehensive Strategic Development Plan, which includes a strong, integrated public relations and marketing plan specifically designed to bring Kahzam to market rapidly and to position Kahzam for sustained, long-term growth.

Customer Acquisition

Based on market growth and demand analysis, Kahzam expects to secure a minimum of 500 Association/enterprise clients by the end of Year 1, an additional 3,000 clients in Year 2, and an additional 7,000 clients by the end of Year 3.

Defining Kahzam’s Primary Market

The Kahzam Strategic Development Plan provides an analysis of the current, highly competitive consumer online search market, as well several potential niche markets.

According to the December 2008 Core Search Report, among the top search engines:

•	Consumers chose Google sites for more than 8 billion of the 12.7 billion total searches conducted during this month – this represents 63.5% of all searches among the top five search entities

•
Yahoo sites totaled 20.5% (2.6 billion) of all searches and Microsoft sites totaled 8.3% (1.1 billion) of all searches, while Ask Network and AOL, LLC registered 3.9% (488 million) and 3.8% (478 million) respectively

While the overall number of searches continues to increase by 3-4% each month, there is actually little competition between the top search engines. Google is gaining new market share, despite aggressive new product and service offerings from Yahoo and Ask.com. Microsoft’s bing is showing significant growth. However, its new approach to online searches has yet to be fully validated by the marketplace.

Most individual consumers have established a preference for one of these top search engines. Ask.com’s recent and disastrous $100 million ad campaign proved that consumers have little need or desire to switch from one search engine to another. They are comfortable and satisfied with the results of whatever company they currently use.

Not even mounting concerns raised by the government and the media about the privacy and security of personal information obtained through the search process and retained by the search companies have adversely impacted mass-market consumer search usage or redirected market share away from the “Big Five.” Instead, those consumers who desire a private and secure search/portal remain a relatively small, but nonetheless valuable subset of the total search market.

However, despite this competition and the established market share of the “Big Five,” Kahzam has identified a distinct niche market that can yield rapid and substantial market penetration, sustained growth and potentially massive audience aggregation – the Association market. The scope and size of this virtually untapped market is impressive.

There are nearly 1.8 million Associations and association-like, membership-driven organizations in America alone. These can be divided into several broad categories:

•	Trade, Business and Commercial

•	Environmental and Agricultural

•	Legal, Governmental, Public Administration, and Military

•	Engineering, Technological and Natural/Social Sciences

•	Educational

•	Cultural

•	Social Welfare

•	Health and Medical

•	Public Affairs

•	Fraternal, Nationality, and Ethnic

•	Religious

•	Veterans', Hereditary and Patriotic

•	Hobby and Avocational

•	Athletic and Sports

•	Labor Unions, Associations, and Federations

•	Chambers of Commerce and Trade and Tourism

•	Greek and Non-Greek Letter Societies, Associations and Federations

•	Fan Clubs

There is an Association for virtually every conceivable professional and personal interest. Although exact numbers are difficult to ascertain, it is safe to say that tens of millions of Americans belong to some form of Association. According to the American Society of Association Executives (ASAE), Associations generated more than $33 billion in revenues nationally and held more than $50 billion in assets in 2006.

The vast majority of Associations are now actively searching for a wide range of web-delivered solutions that provide real benefits and add substantial value to their members and other stakeholders. This traditionally conservative market is becoming ever more receptive to new technology, as well as new relationships with appropriate marketers (via advertising, e-commerce and sponsorships) that help gain and retain members and generate additional, non-dues income.

Each category above also represents literally thousands of highly defined market segments. Each of these segments contains thousands or even millions of individual consumers with similar demographic and psychographic characteristics, as well as similar interests, needs and preferences. As a result, each segment is extremely valuable to any marketer seeking to communicate and build relationships with those consumers.

Clearly, the Association market (along with the related Affinity Group market) represents a series of enormous marketing and revenue-generating opportunities. And Kahzam is positioned to bring Associations and marketers together in a completely new and highly profitable way.

The Kahzam Association Solution

By developing and delivering a comprehensive “white-label” version of our “public” search/portal solution with features, functions, content and messages that can be customized to the needs of individual Associations and Affinity Groups, Kahzam has an unprecedented opportunity to penetrate, satisfy, own and grow this market.

Using this strategy, Kahzam can:

1)      Rapidly achieve significant search, advertising and e-commerce market share,

2)      Aggregate a large, segmented, “captive” and loyal user base through websites that feature a high degree of “stickiness,” and

3)      Monetize portal usage through multiple revenue streams.

The benefits to both Associations and Kahzam are clear:

•
The Association appears to be providing its members with the portal’s comprehensive and valuable suite of services at no charge to the members, thus increasing the real and perceived value of Association membership and strengthening the Association’s membership value proposition

•	The Association realizes additional, alternate, non-dues income (from shared advertising and e-commerce revenue) at little or no expense

•	The Association can apply these revenues to help cover the costs of operations, the delivery of additional services, and/or to help reduce member dues

•	Kahzam will gain access to each Association’s constituencies, including members, vendors, strategic partners and sponsors, as well as the significant revenue streams they enable

•	Kahzam can achieve all of this without incurring the costs of direct competition with other established mass-market search/portal solution providers

The Kahzam “Public” Portal

This portal configuration will be available to any web user. It will include the following features and capabilities:

1)	Multimedia – a state-of-the-art media play will stream video and audio, live Webcasts and Podcasts, as well as advertising and other commercial messages.

•
Kahzam has a unique multimedia content and advertising delivery system that is 100% web based. This allows Kahzam to make an infinite number of content channels available to its clients. It also empowers Kahzam’s clients to create and broadcast their own content. This represents a major competitive advantage for Kahzam.

•
Kahzam has a specialized ad insertion module that enables paid advertisers to upload their ads to targeted sites and create detailed performance tracking and analytic reports in real time. This will help make Kahzam even more attractive to marketers – especially advertisers.

2)	Search – the Kahzam full-service Internet search engine that displays search criteria, search results, sponsored results and Kahzam proprietary classified ads and other advertising.

3)
e-Commerce – populated with Kahzam “standard” e-stores and user-selectable e-store. This includes a shopping comparison engine and a clearinghouse for advertisers, sponsors and store discounters and special offers as well as access to a Kahzam community discount/rewards program.

4)
Information – user-selectable news sources, Kahzam standard news sources and programmable weekly/monthly pre-packaged content feeds. This also includes user-selectable financial news and information sources and Kahzam standard sources. It incorporates a stock “ticker” and enables customized user portfolios.

•
Kahzam will feature TradersNation, one of the most respected and popular television programs dedicated to covering micro-cap and small-cap companies. The hour-long daily broadcast is syndicated across 185 affiliate and station clearances, reaching 20 million homes and millions of investors.

•	TradersNation also spans the Internet in syndication on ten times more financial websites than any other similar program. It is the only small-cap financial program available via Apple iTunes.

5)
Lifestyle Content – including a dating site (an incredibly rich and valuable source of consumer profile data), entertainment, gaming, weather, maps, Yellow Pages and travel planning and purchasing, as well as real estate and job listings.

6)
Social Networking – featuring Kahzam’s full-service email system with real-time email alerts, Instant Messenger, Kahzam standard and user-created chat rooms and bulletin boards and opinion polling. Once again, all Kahzam communication, profiling and social networking features will yield valuable consumer data and business intelligence.

The Kahzam “White-Label” Portal

Each white-label portal can be branded with each Association’s unique logo and color scheme. Branding extends from the portal’s GUI and “skin” throughout the various internal navigation, feature and option menus, as well as content pages.

In addition to the custom branding capability, there are several other important differences between Kahzam’s public and white-label portals. These provide various tailored functionalities and content. They also provide additional, outstanding value to all stakeholders.

Associations will be able to:

•	Deliver proprietary “programming,” such as Webinars, Web teleconferences, “news” reports and legacy video programs

•	Create a secure, virtual, Association-specific, members-only Intranet for member-to-member communication and social networking

•	Operate proprietary e-stores via a comprehensive, branded e-commerce engine and offer e-stores to vendors, strategic allies, sponsors and key advertisers

•	Offer members-only discounts from the Association, its strategic partners, vendors, sponsors and advertisers

•	Provide members with Association news and targeted breaking news along with weekly/monthly, pre-packaged news feeds from the Association

•	Post jobs available in the Association’s specific industry or interest area, as well as jobs available within the Association

•	Offer a full-featured, members-only social network with page creation and management software, as well as member blog page creation and management software

•
Offer a Discussion Center, with user-definable links to favorite Association chat rooms, as well as the ability to create and manage moderated Association discussion groups and program real-time discussion alerts

•	Allow members to identify and monitor other logged-in Association members and Association friends

•	Create and manage member-targeted surveys, polls and quizzes

•	Allow Association members to send general and targeted “HelpMe!” alerts to arrange ad hoc brainstorming/problem-solving sessions in the members-only Discussion Center

Kahzam will also provide a comprehensive “backroom” environment that enables Association administrators to control and manage all of this capability and content.

Beyond the Portal

The TeCOUP Advantage

With the successful acquisition of TeCOUP, Kahzam will add yet another high-growth profit center and dramatically enhance its data aggregation and database marketing capabilities, especially in the mobile phone space. However, SMS coupon delivery services will also provide a powerful means to help rapidly and effectively drive consumer and marketer acceptance and usage of Kahzam’s public and white label portals.

These services will be structurally integrated into Kahzam’s public and white label portals as a cornerstone of its advertising and e-commerce capabilities. They will be branded by Kahzam on the public portal and by each Association client via its white label portal.

Each entity will be able to leverage continuing programs of “Kahzam-only” or “members-only” hyper-discounts from advertisers and e-commerce merchants. These will act as incentives/rewards for portal usage by consumers and members. They will also further attract and reward advertisers and merchants seeking to connect directly with Kahzam’s mass-market and/or highly targeted niche market Association consumers.

This “TeCOUP on the Inside” advantage can also extend to Kahzam search usage, with exclusive, Kahzam-only offers and discounts delivered at the point of search and tied to individual listings and/or classified ads on the Kahzam search results page. Coupon delivery can also be integrated into the keyword system within the social networking engine on each Association portal.

All of these opportunities provide additional real and valuable reasons why consumers and marketers should choose Kahzam over other search/portal sites. They add yet another factor that strengthens the Association Value Equation, increases the potential for alternate, non-dues income and makes the Kahzam white label portal program even more attractive to Associations. And they can make a significant, positive impact on Kahzam’s overall market penetration and bottom-line profitability.

Key Kahzam Business Partners

Kahzam has several strategic business partnerships already in place. Chief among these are Group Molinari, LLC and several of its affiliates, one being, ProMark Data & Media Group, LLC. These partnerships can generate tremendous synergies that amplify Kahzam’s appeal to Associations and advertisers, as well as magnify multiple revenue streams.

ProMark is a full-service database direct marketing company with a huge double-opt-in database of tens of millions of email addresses and many of them having matching mobile phone numbers. Kahzam will be able to use this database to drive potentially millions of new users to Kahzam’s public portal.

Kahzam will feed ProMark a constant stream of comprehensive data profiles from individual users and Association members, as well as exhaustive, proprietary Differentiated Business Intelligence from Kahzam search/portal usage in all markets and across all delivery channels. As a result, ProMark will be able to provide critical list append services to Associations and deliver even more precise behavioral targeting information and direct email/mobile marketing capabilities to Kahzam advertisers and marketers.

These capabilities will intensify Association and member usage of Kahzam’s portal. They will provide advertisers and marketers with additional ways of reaching highly targeted consumers. And they will generate huge amounts of fresh behavioral and DBI data for Kahzam and ProMark.

Additional Association Synergies

In the course of building its Strategic Development Plan, Kahzam conducted extensive research in the Association and Association management markets to establish the validity of its business model and the demand for its proposed products and services. The response was extremely positive and enthusiastic. As a result, Kahzam believes these markets can be opened and exploited rapidly and effectively.

Kahzam also knows that once the Association doors open and the Company is welcomed as a valued and trusted strategic ally, many additional revenue-generating opportunities may become available. Kahzam is prepared to take full advantage of these relationships, as well as the significant business opportunities and revenue streams they present.

The Association Foundation Market

All Associations provide their members with a “community of interest,” as well as opportunities for communication and networking to further this shared interest. This is one of the key factors that justifies continued paid member participation in any Association. However, members also expect Associations to provide education, training and other development resources that deepen and enrich their professional or personal interests and experience. This proprietary content gives members a competitive edge, a distinct advantage over others in their field of interest who are not Association members.

Kahzam provides Associations with a members-only social network that delivers this content and provides Association websites with an unprecedented level of “stickiness,” the “Holy Grail” of website attributes. But not only does Kahzam provide the technology platform that empowers productive communication, networking and community development, it also creates the content that Associations need to satisfy and retain dues-paying members, as well as to attract new members to these organizations.

Almost every Association has an integral Foundation that accepts tax-exempt donations from members and external sources. Typically, these Foundations have endowments that far exceed the annual operating budgets of the Associations they serve. A conservative estimate of the value of the Association Foundation market is well in excess of $33 billion.

Each Foundation is required to spend a percentage of its total assets each year on various internal and external programs and initiatives that help fulfill the mandates specified in its charter. These can include member education, training and development programs, fundraising and membership campaigns, as well as issue, community and government awareness initiatives, and programs to further specific Association and Foundation missions, objectives and causes. All of these programs and initiatives require sophisticated, customized multimedia content – content Kahzam is ideally positioned to produce.

Most Associations also require a physical presence at various tradeshows, conventions, conferences and even public venues. These requirements, which can encompass installations, exhibits, displays, booths and all of the ancillary multimedia information and support materials, play directly to Kahzam’s strengths in interactive learning, immersive experience and multimedia production.

The Kahzam revenue-sharing, community-building search/portal solution is the key that unlocks the Association market’s vault of marketing potential. Its marketing, education and training, media production and business intelligence muscles empower the Company to fully capitalize on the enormous wealth of additional, golden opportunities waiting inside.

Beyond the Association Market

For all of its incredible potential, the Association market may only offer a glimpse of what Kahzam can accomplish in the corporate enterprise marketplace. Kahzam can combine its search/portal platform, marketing, business intelligence, brand immersion, education and training, content creation and content distribution capabilities to deliver a fully integrated, web-based Enterprise Communication and Development Solution to businesses of any size in any sector. From concept to content on-demand, from advertising to analytics, from e-learning to e-commerce, from end to end, Kahzam can create a critical mass of opportunity, revenue and profitability in the corporate space.

The Kahzam PR and Marketing Plan

Kahzam’s breakthrough product and marketing strategies will be promoted by a comprehensive, company-wide PR and marketing plan. Each of Kahzam’s lead service markets:

1)      Associations, association-like organizations and affinity groups,

2)      The privacy-focused Internet public, and

3)      The enterprise communications market

will have its own public and media relations programs. These will be based on and will support the company-wide program, but each will have the focus necessary for product and sales success.

Kahzam will use a variety of media outreach strategies for image creation and positioning, as well as for the promotion of marketing-driven initiatives. Kahzam will be positioned as the authoritative industry voice in the rapidly evolving search engine marketplace, as well as in the emerging Web 2.0/3.0 person-to-person communications marketplace.

Through the business and consumer media, Associations, Affinity Groups, enterprise and consumer markets will see Kahzam as their “first-choice” for making the most of their Internet experience. To do this, Kahzam will create a professional and bottom-line-focused PR-driven marketing and communications campaign.

The Strategic Development Plan sets forth the exhaustive, high-performance and cost-effective strategies and tactics that will be executed to achieve success.

Revenue Streams

Kahzam Direct Revenue

Kahzam’s primary revenue streams will be driven by independent, negotiated revenue sharing agreements with individual Association clients and individual Association management companies. These companies provide “virtual staffing,” centralized management, group purchasing and high-level technology services for multiple small and mid-sized Associations. “Closing” just one of these management companies will represent a “sale” to anywhere from 50 to 250 Associations; and because the Association management companies may choose to share in the ad revenue, there is strong reason to believe that these sales will be quick and decisive.

Generating online advertising revenue is all about eyeballs. And Kahzam’s distinctive and comprehensive business model is designed to aggregate audiences both within the Association space and beyond. Over time, revenue from general consumer use of the Kahzam public portal will become significant as Association members become loyal Kahzam users outside of their Association portal. This will be enhanced as various marketing and public relations strategies begin to attract large numbers of new, individual users.

There is an enormous potential for Kahzam e-commerce direct revenue and client revenue sharing opportunities. These include:

•	Association advertising and sponsorships

•	Association e-commerce and affinity marketing

•	Premium content subscriptions

•	Proprietary Association database marketing

Additional and distinct streams will also help generate the revenue returns projected for Kahzam. These include:

•	Keyword advertising

•	Proprietary classified box ads

•	PPC banner ads

•	Streaming video and audio ads

•	Sponsored social networking posts and pages

•	Sponsored outbound Association member alerts

•	Sponsored outbound Kahzam member alerts

•	Enhanced, premium services for Association Intranet/portal websites

•	Kahzam e-commerce

Packaging and reselling/renting/leasing database information gathered on Kahzam’s members-only social networking platform along with information gathered on Association members who use the Kahzam-provided Intranets and portals.

The Bottom Line

Because of Kahzam’s initial primary focus on the Association and Affinity Group markets, the Company expects to rapidly and efficiently aggregate a large, diverse and captive universe of users. This audience will already be highly and precisely segmented and will be easily targetable by marketers seeking to connect with the individual members in each segment. As a result, Kahzam will be able to offer marketers unprecedented advertising, sponsorship and e-commerce opportunities. Kahzam has projected that this level of targeted access and delivery will command a premium price that marketers will be eager to pay.

Kahzam’s business model assures that Association clients will also share in these rewards, as well as the extended benefits and value the Kahzam search/portal provides to their members and stakeholders. As a result Kahzam will quickly garner powerful strategic partners who will work with us to establish and develop multiple revenue streams.

The Company expects that its Association partners and their members will extend their enthusiasm and loyalty to the use of Kahzam’s public portal. There they will join growing numbers of other individual users who appreciate Kahzam’s superior search/portal experience, as well as Kahzam’s enhanced privacy and security features. Kahzam also expects that a growing number of non-Association marketers will discover the public portal, as well.

The Kahzam business model, combined with its comprehensive public relations and marketing strategy, will empower a fusion of clients, marketers and users, which will create a continuous and growing revenue source that drives Kahzam to profitability and success.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date. We incurred operating expenses of $114,714 and $5,530 for the three months Ended November 30 2009 and 2008,  respectively.  These  expenses  consisted of general operating  expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through November 30, 2009 was $(552,808).

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash  balance at November 30, 2009 was $201.00 with  liabilities  of  $139,987. Since  inception  we have sold  $40,000 in equity  securities.

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

January 14, 2010		Kahzam, Inc., Registrant

	By:	/s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2010	Kahzam, Inc., Registrant

	By:	/s/ JAMES LINDSEY
JAMES LINDSEY
Secretary and Treasurer
Chief Financial Officer (Principal
Executive Officer and Principal
Accounting Officer)