Form 10-Q
period 2010-02-28
MADISON AVE. MEDIA, INC.
filed 2010-04-20
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

Commission File Number 333-146344

MADISON AVE. MEDIA, INC.
(Exact name of registrant as specified in its charter)

KAHZAM, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,264,002 shares as of April 15, 2010.

KAHZAM, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	February 28,	August 31,
	2010	2009
ASSETS
Current assets:
Cash	$70	$1,026
Other current assets	9,684	9,684
Due from related parties	87,291	-
Total current assets	97,045	10,710

Property and equipment, net	28,605	11,100

Other assets, net	1,714	1,534

Goodwill	39,600	39,400

TOTAL ASSETS	$166,964	$62,743

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$178,527	$293,816
Payroll liabilities	163,212	43,577
Due to related parties	22,800	83,873
Total current liabilities	364,540	421,265

Total liabilities	364,540	421,265

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 80,000,000 shares authorized: and 25,264,002 shares and 19,500,000 issued and
outstanding as of February 28, 2010 and August 31, 2009	2,526	1,950

Additional paid-in capital	518,659	77,850

Deficit accumulated during the development stage	(718,760)	(438,322)
	(197,575)	(358,522)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,964	$62,743

See accompanying notes

KAHZAM, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
					July 23, 2007
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

REVENUES	$28	$-	$257	$-	$-

EXPENSES:
	162,653	5,526	276,078	11,056	711,633
Depreciation and amortization	4,617		4,617		7,127

Total expenses	167,271	5,526	280,696	11,056	718,760

Loss from operations	(167,242)	(5,526)	(280,438)	(11,056)	(718,760)

NET INCOME (LOSS)	$(167,242)	$(5,526)	$(280,438)	$(11,056)	$(718,760)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.00)	$(0.05)	$(0.00)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,492,952	2,500,000	5,492,952	2,500,000	5,492,952

See accompanying notes

KAHZAM, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stages	Total

Beginning balance, July 23, 2007		$-	$-	$-	$-

Stock issued to Director on August 13, 2007	1,500,000	150	14,850		15,000

Net loss, year ended August 31, 2007				(9,027)	(9,027)

BALANCE AUGUST 31, 2007	1,500,000	150	14,850	(9,027)	5,973

Stock issued for cash on December 31, 2007
@ 0.025 per share	1,000,000	100	24,900		25,000

Net loss, year ended August 31, 2008				(18,819)	(18,819)

BALANCE AUGUST 31, 2008	2,500,000	$250	$39,750	$(27,846)	$12,154

Stock issued to existing shareholders of
Kahzam on May 12, 2009 @ 0.01 per share	4,000,000	400	39,400		39,800

Three for one split on May 12, 2009	13,000,000	1,300	(1,300)	-	-
				-	-
Net loss, year ended August 31, 2009				(410,476)	(410,476)

BALANCE AUGUST 31, 2009	19,500,000	1,950	77,850	(438,322)	$(358,522)

Stock issued for cash September 1, 2009	125,000	13	124,987		125,000
stocks issued @ 0.14026 per share	2,905,002	290	299,710		300,000

Share exchange on January 15, 2010 to the
shareholders of TeCoup.Com LLC @.0001 per share	2,000,000	200	-		200

Stocks issued to Board Members on January 20,
2010 for services@0.02195 per share	734,000	73	16,112		16,185

Net loss, six months ended February 28, 2010				(280,438)	(280,438)

BALANCE, FEBRUARY 28, 2010	25,264,002	2,526	518,659	(718,760)	$(197,575)

See accompanying notes

KAHZAM, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
					July 23, 2007
	Three months	Three months	Six months	Six months	(inception)
	ended	ended	ended	ended	through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(166,696)	(5,526)	$(280,438)	(11,056)	$(718,760)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	9,769	-	9,992		10,884
Amortization	-	-	-		1,861
Changes in operating assets and liabilities:	-				-
(Increase) in other current assets	-	-	-		(9,684)
Increase in accounts payable	148,599	-	(115,289)	(5,500)	178,378
(Increase) in other assets	(180)	-	(180)		(1,714)
(Increase) in goodwill	(200)	-	(200)		(39,600)
Increase in other payables	78,591	-	119,635		163,362
Increase in amounts due to related parties	(89,880)	-	(148,364)		(64,491)
					-
Net cash (used in) provided by operating activities	(19,997)	(5,526)	(414,844)	(16,556)	(479,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,497)	-	(27,497)		(41,350)
Purchases of intangible property	30,699				-
Net (cash used) in investing activities	3,202	-	(27,497)	-	(41,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	(273)	-	576		2,526
Additional paid in capital	16,112	-	440,809		518,659

Net cash used in provided by financing activities	15,839	-	441,385	-	521,185

(DECREASE) INCREASE IN CASH	(956)	(5,526)	(956)	(16,556)	70

CASH - BEGINNING OF YEAR	1,026	6,624	1,026	17,654	-

CASH - END OF YEAR	$70	$1,098	$70	$1,098	$70

See accompanying notes

KAHZAM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2010 and August 31, 2009

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

On September 1, 2009 the company issued 125,000 Shares of fully-paid and non-assessable Common Stock of Kahzam, and 2,905,002 Shares of Common Stock
As a result of these transactions as of November 30, 2010 the Company has 22,530,002 Shares of Common Stock issued and outstanding.

On January 15, 2010 the company completed a share exchanged agreement with TECOUP.COM LLC for 2,000,000 Shares. As a result of these transactions as of November 30, 2010 the Company has 24,530,002 Shares of Common Stock issued and outstanding.

On January 20, 2010 the company issued 734,000 Shares to various members of the Board of Directors. As a result of these transactions as of November 30, 2010 the Company has 25,264,002 Shares of Common Stock issued and outstanding.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2009 and 2008 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	February	August, 31
	2010	2009

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	-%	-_% %

The Company has a net operating loss carry forward as of February 28, 2010 of approximately $718,760 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

1.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss for the year ended February 28, 2010 of $280,438 and cumulatively since inception for the period July 23, 2007 to November 30, 2009 of $718,760. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

2.	BUSINESS ACQUISITION AND COMBINATION

On May 12, 2009 the Company acquired 100% of the stock of Kahzam Inc, for shares valued at $40,000.  The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.”  Based on the initial purchase price consideration the Company Goodwill in the amount of approximately $39,600

3.	FIXED ASSETS

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.  Equipment consists of the following:

	February 28,	August 31,
	2010	2009

Computer software	$31,207	$9,307
Office equipment	9,292	3,892
Furniture and fixtures	851	654
	41,350	$13,853

Depreciation	12,745	3,441
	$28,605	$10,412

4.	STOCKHOLDERS EQUITY

The Company has authorized 80,000,000 shares of $ 0.0001 par value common stock, with 25,264,002 shares issued and outstanding.

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

On January 15, 2010 the company completed a share exchanged agreement with TECOUP.COM LLC for 2,000,000 Shares. As a result of these transactions as of November 30, 2010 the Company has 24,530,002 Shares of Common Stock issued and outstanding.

On January 20, 2010 the company issued 734,000 Shares to various members of the Board of Directors. As a result of these transactions as of November 30, 2010 the Company has 25,264,002 Shares of Common Stock issued and outstanding.

5.	COMMITMENTS AND CONTINGENCIES-

The Company rents office space in Boca Raton, Florida under an sublease that commenced in April 2009. The total rent for 2009 was $31,962.  Future lease expenses are approximately $8,000 monthly.  The sublease was made and entered into with a related party.

6.	RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment. The total advanced from related parties during the period ended February 28, 2010 was $22,800.  Loans to related companies during the period totaled $$87, 291.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

8.	SUBSEQUENT EVENT

On December 23, 2009, the Registrant entered into an Agreement to acquire 100% of the capital stock of PROMARK DATA AND MEDIA GROUP, LLC a Florida Limited Liability Company, in exchange for 1,000,000 Shares of the Registrant’s Common Stock.  The Agreement is subject to the completion of an audit of the financial statements of PROMARK DATA AND MEDIA GROUP, LLC as well as final approval by the Boards of Directors of both parties.  The transaction is expected to close on or before May 1, 2010.

On March 1, 2010 the Board of Directors issued 250,000 Shares of the Registrant’s Common Stock to Cracker Jack for services rendered and 100,000 Shares of the Registrant’s Common Stock to Robert Mirabito.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CORPORATE OVERVIEW

Kahzam, Inc. was originally incorporated in January, 2008 as Centaurus Resources, Inc., a Delaware Corporation (“the Company”). On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock. Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation). Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.

On January 20, 2010, the Company acquired 100% of the capital stock of TeCOUP.com, LLC, a Tennessee Limited Liability Company, in exchange for 2,000,000 Shares of the Company’s Common Stock. Nashville-Based TeCOUP provides SMS Text Coupon Messaging through its patent-pending delivery services. This technology provides their clients access to the next-generation of advertising, text messaging directly to target markets’ cell phones.

On March 1, 2010, the Company agreed to acquire 100% of the capital stock of ProMark Data and Media, LLC, a Florida Limited Liability Company, in exchange for 20,000,000 Shares of the Company’s Common Stock subject to revision based upon the conversion of existing Promark debt. ProMark is a full service online marketing firm specializing in permission based opt-in email data, Mobile SMS, email append as well as traditional postal data.

On March 9, 2010, the Board of Directors voted unanimously to approve the following corporate actions:

(i) The name of the Company shall be changed to Madison Ave. Media, Inc. effective April 1, 2010, to more closely reflect its diversified digital media and marketing business operations; and

(ii) The capitalization of the Company shall be increased to 150,000,000 Shares of Common Stock ($.0001 par value) and 1,000,000 Shares of unclassified Preferred Stock ($.01 par value) effective April 1, 2010.

As a result of these transactions, as of April 15, 2010 the Company has 25,264,002 Shares of Common Stock issued and outstanding, not including the Shares reserved for issuance for the ProMark acquisition. The Company Common Stock is currently publicly traded on the OTCBB under the trading symbol KHZM, although a new trading symbol will be assigned by FINRA as a result of the corporate name change.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432. The telephone number is 561-549-3131, and the fax number is 561-393-8505. The Company’s principal website is www.kahzam.com.

INTRODUCTION

Kahzam is an advanced digital media company. We deliver proprietary technologies and solutions designed to fortify asset management, customer retention, revenue growth and business intelligence. We also deliver related, high-value services including strategic corporate financial services that enable access to capital and related financial support.

Our clients are businesses that sell and deliver services to consumers in retail, healthcare, media, entertainment, government, financial services and other business sectors.

The most precious asset our clients have is their customer base. And it is constantly at risk. Technology companies in the Search Cluster have opened virtually every market directly to all consumers and this global audience is embracing an independent, personalized, “mobile lifestyle.” As a result, almost every intermediary between the maker and the end user, especially the advertising agency, is struggling to retain its relevance, as well as its customers. This market dynamic, this paradigm shift, creates both a tremendous need and a remarkable opportunity.

Kahzam meets this need by delivering integrated solutions that ensure customer loyalty, increase new customer conversion rates and create accelerated, sustainable growth for our clients. If Google has commoditized all companies on the World Wide Web, Kahzam restores the strategic and tactical advantage to our clients by combining the power of brand, search, business intelligence, and personalization. Our value proposition is differentiated, but clear:

•	We restore and enhance the value of our clients’ customer base

•	We revitalize and strengthen established brands

•	We personalize their consumer relationships

•	We deliver a sustained, measurable ROI for our clients

OUR BUSINESS STRATEGY

Kahzam owns and delivers an integrated matrix of business and proprietary media resources. Separately or in synergy, these resources generate significant revenue and returns. We also own and deploy advanced digital communications, Web, business intelligence and other technologies. Our multidisciplinary executive and management team includes business experts with the requisite vision, diversity, focus and experience to deliver results for clients and for the Company.

The Kahzam matrix is comprised of:

•	Strategic Development, Marketing and Communications Resources – linking brand, message, technology and customers

•	Multi-Channel Media Resources – delivering value wherever customers may be

To facilitate rapid and profitable execution, each resource category contains one or more divisions, operating as profit centers, to ensure that Kahzam’s various consulting, professional services, software services and licensing and media services businesses are all optimized to best of breed.

The Kahzam Business Solutions Matrix provides brand, financial, marketing and distribution power to serve our clients and their unique needs. Each client can access the matrix through:

•	A single point solution to obtain a specific service, such as implementing a personalized mobile campaign that drives tactical revenue and profit

•	Utilize integrated services, such as repositioning an established company or brand and building and implementing a targeted media campaign using predictive modeling to dynamically manage SEO

•
Leverage all integrated services, such as reviving a brand, creating multi-channel content that explains its new “bankable” story, and demonstrating real-time synergistic benefits with maximized customer conversions

By accessing its entire Business Solutions Matrix, Kahzam can even accelerate an exceptional new business prospect from concept, to capital, to consumers – from Madison Avenue to Wall Street to Main Street.

The Kahzam matrix currently includes the following lines of business:

•	Strategic Development, Marketing and Communications Solutions

o	Strategic Development and Marketing Group

o	Strategic Communications Group

o	Content Development and Production Group

•	Interactive Media Technology and Solutions

o	Mobile Marketing Group

o	Email Marketing Group

o	Internet Marketing Group

o	Web Content Management Systems Group

•	Advanced Hybrid Media Solutions

o	The Kahzam Media Exchange

o	Direct Response Marketing Group

•	Technology and Business Intelligence Solutions

o	Business Intelligence

o	Predictive Modeling

o	Search Engine Optimization

o	Data Services

The unique spectrum of business solutions and resources integrated within Kahzam drives a strategic market advantage for our clients, as well as a differentiated competitive advantage for Kahzam.

The Company has assembled a team from some of the world’s most respected, top-tier investment, marketing and technology firms. These professionals exemplify leadership, optimism, determination and trust. They also possess the qualities critical to sustained, profitable success: a disciplined approach, self-confidence, a focus on accountability and an exceptional capacity to balance and deliver both short-term results with long-term objectives.

STRATEGIC DEVELOPMENT, MARKETING AND COMMUNICATIONS RESOURCES

Kahzam provides integrated corporate development, product development, branding, marketing, communications, media and promotion services to all Kahzam divisions and investment properties. It also provides Kahzam clients with a full spectrum of multimedia content development and production services.

Strategic Development and Marketing Group

The Strategic Development and Marketing Group (SDMG) combines enduring “push” and “pull” marketing principles, cutting-edge execution and decades of Boardroom and C-level success with some of the best-known national and international brands in the business. SDMG’s comprehensive capabilities and experience can prepare and position emerging small companies for initial success or extend a mature company’s presence and products to entirely new channels, markets and audiences.

SDMG provides the strategic intelligence and marketing muscle companies need to command attention, cut through the media clutter, contact and convince consumers and carve out significant market share.

Strategic Communications Group

The Strategic Communications Group (SCG) provides comprehensive, customized strategies and solutions that build and sustain a company’s awareness, credibility and confidence – not only for its products in the consumer mind and marketplace, but also for its publicly traded stock in the financial markets.

In a global economy, a company must maintain high visibility in order to stand apart from the competition and engage the investment community, as well as the general public. It is absolutely critical that investors be able to clearly see a company grow and keep abreast of each new step toward success.

SCG builds and protects corporate reputations by getting a company’s success stories and management team in front of the qualified decision-makers who can enhance business performance and shareholder value. An experienced leadership team, a broad spectrum of resources and an extensive network of stock brokers and fund managers enable Kahzam’s investment properties and other client companies to gain a visible, competitive advantage that leads to greater marketplace mind share and higher market capitalization.

Content Development and Production Group

The Content Development and Production Group (CDPG) enables the entire MarCom Services Division to bring its strategies and programs to life in the consumer, B2B and financial marketplaces. Its capabilities encompass the creation and production of marketing and communications content that delivers a strategic, sustainable competitive advantage for each client.

CDPG’s marketing expertise extends to “brand development” – a proprietary process that includes high-level concept development, branding and “immersive experience” design. Born in the marketing and media production industry, this practice is strategically adaptable to multiple industry sectors.`

These solutions can be deployed through Kahzam’s search/portal and mobile platform across multiple target audiences, delivering high end user value, as well as high returns.

CDPG’s capabilities also include the development and production of rich media content for Web, mobile, and video distribution platforms. The Kahzam production studio will design, develop and deliver customized, end-to-end client multimedia solutions with completely measurable and sustainable results. Kahzam will upgrade its rich media infrastructure to keep pace with its advanced content management and distribution features of its search/portal platform.

Multi-Channel Marketing Resources

With the proper funding, strategies, marketing and communication programs and multimedia content assets in place, Kahzam is able to drive new and established companies, and their products and services, into the consumer and B2B marketplaces. The Company’s extensive array of proprietary media channels blends digital and traditional implementations to reach both the broadest general audience and the smallest possible audience – the individual consumer.

Kahzam can build the company, develop the product, create the offer, craft the message and deliver it to the precise consumers who are ready to buy.

INTERACTIVE MEDIA TECHNOLOGY AND SOLUTIONS

Mobile Marketing Channel

Mobile communications and computing are poised to become the dominant access points to the Internet. The “mobile lifestyle” is transforming media and advertising markets as consumers pull increasing amounts of media and messages from the Web using personal, portable devices such as laptops, smart phones, netbooks, kindles and game sets. This is completely changing the rules of engagement for marketers who now must rethink their time-honored strategies in order to reach these dynamic audiences.

One such strategy is couponing. While savings from printed coupons typically grow at an annual rate of 8-16%, digital coupon savings grew at 170% in 2009 alone. Total savings exceeded $858 million. And while digital coupons still represent a small portion of the overall market, the trend toward accelerated and sustained growth is undeniable. And Kahzam is poised to lead this mobile marketing revolution.

The Kahzam Mobile Marketing Group

SMS text messaging is the most widely used data application on the planet. More than 136 million Americans send and receive text messages on their cell phones. More than 80% of cell phone users have their phones with them at all times. And more than 90% of all text messages are read. When cell phone users were asked,”What is the best way for companies to interact with you?” They said, “Send us deals and coupons!” The Kahzam Mobile Marketing Group (MMG) has answered that call.

MMG can deliver SMS text coupon savings to any cell phone. A smart phone is not required. Without doubt, this effective, affordable, “green” advertising medium is the future of direct marketing. While businesses and consumers continue to rely on coupon savings – especially in the current economy – traditional coupon delivery media, such as newspapers, magazines and printed direct mail, have become far less effective.

Print readership and relevance is plummeting. Advertisers are demanding much higher performance and complete accountability at a much lower cost. MMG delivers incredible value to businesses and consumers, as well as 100% measurable results, at a fraction of the cost of traditional print coupon campaigns.

Currently, MMG can provide real-time coupon delivery to more than 55 million cell phone users. This database can be targeted by state, zip code and/or area code. However, MMG is implementing an aggressive, regional, grass roots branding and viral marketing plan that will significantly expand and enrich this database with millions of new, mobile-driven consumers and dozens of targetable behavioral marketing attributes. While the plan focuses on young people, college students, sports and event enthusiasts, and other savvy members of “Generation Text,” MMG expects a high degree of acceptance among all demographic, psychographic and behavioral groups.

MMG’s patent-pending delivery service employs “long code” technology (already approved for use on all 17 major US carriers) that allows any cell phone in the world equipped with SMS services to interact with its coupon database. It enables mobile consumers to enter a product or service category, or a merchant name (in 23 languages), and instantly receive any available discounts or coupons in the form of SMS text message.

This interactive database also lets consumers choose their coupons, choose their preferred store location and even have the location’s GPS coordinates or map directions sent directly to their phones. Consumers can also search their current location (e.g. Pizza 37027) to instantly find the best and closet deals. Once a digital coupon is downloaded to a cell phone, consumers can redeem it – not just one time, but as many times as they wish until the offer expires – simply by displaying the message on their phone at the point of purchase.

Both the consumer and merchant markets are ready and waiting for these capabilities. Presently, only 1% of all US coupons are delivered to cell phones. However, credible industry research indicates that, by 2011, more than three billion text coupons will be issued to mobile consumers. This will represent almost seven billion dollars in redeemed discounts. The opportunities for market and profitability growth are real and significant.

Today, almost every viable consumer has a cell phone. With its patent-pending technology, enormous, interactive database and 100% measurable results, The Kahzam Mobile Marketing Group is ideally positioned to lead the next, great direct marketing revolution – SMS text coupons.

E-MAIL MARKETING CHANNEL

In today’s highly fragmented media market, consumers are more difficult to pin down than ever. They are constantly surfing hundreds of TV and radio stations and countless websites.

No medium or media outlet seems to capture their attention long enough for advertisers to make a pitch, let alone make a connection.

Nevertheless, advertisers still want to get as close to consumers as possible - close enough to interact. But consumers are too busy and too selective to be distracted by meaningless messages and offers for things they do not want. They no longer tolerate intrusive advertising. They zap commercials, change channels, disable pop-ups and report spam, all to avoid unwanted advertising.

Consumers want to decide for themselves which messages are important, which offers are valuable and which brands are worthy of their consideration. They are willing to “sit still” for certain advertisements, but they have to want that information. They are willing to consider, compare and evaluate various brands and offers, but only on their own terms. In other words, marketers must ask for their permission first.

The Kahzam Email Marketing Group

Kahzam’s Email Marketing Group (EMG) specializes in permission-based direct email and mobile marketing, as well as traditional direct mail, database enhancement, direct mail list rentals and custom lead generation.

EMG offers proprietary, fully integrated solutions and services that traditional advertising methods and typical list companies simply cannot provide. These can give any client a unique competitive advantage. EMG can:

•	Target only the consumers most likely to be interested in a client’s offers, products and services

•	Tailor compelling offers and promotions that generate interest and motivate consumer interaction and commitment

•	Guarantee 100% delivery of messages to their targets

•	Provide accurate, measurable results

•	Maximize campaign performance, sales revenue and return on investment.

24-Karat Data

EMD’s data is a proprietary product that is compiled and managed in-house. The Company does not purchase or rent data from unreliable, outside sources. All data records are verified for accuracy every 30-45 days. This pristine and powerful database includes:

•	140 million complete, accurate postal records

•	120 million of these records have matching, accurate email addresses

•	30 million of these records have matching, accurate mobile phone numbers

•	12 million businesses

A double-opt-in permission procedure ensures that 100% of the individuals and businesses in the database have agreed to receive messages from Kahzam.

To further protect the integrity and critical “white-list” status of this network, EMD only sends messages that are relevant to each individual. The number of messages sent to any individual is carefully limited in order to avoid “list fatigue”, “opt-outs,” and “screamers.”

As a result, EMD’s data quality and marketing practices meet or exceed all Federal CANSPAM mandates, DMA and Mobile Marketing Association guidelines and NCOA and CASS certification requirements.

Engaging the Consumer

EMD goes far beyond conventional consumer targeting to reach individual, highly receptive consumers who are most likely to be interested in your offers. EMD data can be focused through more than 100 selectable filters and can be cross-referenced in more than 700 different ways. This yields laser accurate market lists that target demographic, geographic and lifestyle attributes, as well as consumer behaviors and preferences. These “selects” are determined though regular and comprehensive consumer surveys.

EMD emails can link to a full range of multimedia experiences that further engage the consumer and encourage fulfillment. These include targeted promotions, video content, news, product/service reviews, e-commerce opportunities and social networking.

All EMD email addresses have matching postal addresses. This enables clients to target specific individuals with both email and direct mail messages. And EMD’s 30 million matching mobile numbers can also be added to the mix to achieve comprehensive, multi-channel target market reach. This “match-in-market” program can help drive consumers from the email to the offer to contact and beyond.

Tracking Campaign Performance

One of the main reasons marketers rely on direct email marketing is its ability to quickly deliver reliable performance assessments. EMD reports accurate campaign results in less than 24 hours. EMD’s analytics capture, measure and evaluate almost every consumer click from the In-Box to fulfillment. This information enables EMD to optimize the campaign’s targets, offer and message to improve performance or take advantage of any emerging opportunities indicated by the results.

The growth of direct email marketing has been exponential. Kahzam’s immense (and growing) database, targeting power, integrated, multi-channel delivery options, reliable results and exemplary business practices will enable the Company to reap the rewards of this highly valuable and profitable market.

INTERNET MARKETING CHANNEL

The Kahzam Internet Marketing Group (IMG) is developing and offering a comprehensive platform of next-generation online search and portal services. This platform features fully integrated multimedia content, social networking, e-commerce and advertising with seamless distribution across multiple channels and devices. All of these capabilities can be customized to meet the diverse needs of individual users, as well as enterprises and affinity groups in targeted niche markets. A complete technical support system ensures an optimal experience for all users, clients, publishers, developers and marketers.

Search Power

IMG maintains a vast index of websites and other online content that is freely available to all Internet users via the search engine. The platform’s automated search technology helps anyone to obtain nearly instant access to relevant information from this index. The platform also features a proprietary search algorithm that aggregates listings from all major search engines and displays them along with unique IMG listings on a single Search Results Page.

IMG will offer branded online search capabilities, with enhanced privacy and security features, to individual consumers and organizations. It will also license its proprietary search engine technology to websites that wish to include a “Powered by” search functionality within their domains.

Portal Power

The IMG “public” portal includes the features, functions and content that put the full power of the Web at the user’s fingertips such as:

•
Comprehensive Multimedia Streaming – built around a full-featured media player and powered by a proprietary technology that enables real-time video content streaming to video-ready mobile devices, as well as computer-based displays

•
Comprehensive Multimedia Content - with interactive access to IMG “preferred” and user-selectable world, U.S., local, sports, financial, health, lifestyle, entertainment, political, science and weather news content

•
Comprehensive Search Capabilities – a full-service Internet search engine that displays search criteria, search results (including results from competing search sites), sponsored results, proprietary local and regional classified ads and other advertising

•
Comprehensive e-Commerce Capabilities – populated with IMG “preferred” stores, as well as other user-selectable stores, it includes a shopping comparison engine, a clearinghouse for store/advertiser discounts and special deals, and complete integration with Kahzam’s mobile couponing system

•	Comprehensive Data Acquisition – including user polls and surveys, as well as dating, travel, real estate and job sites that yield valuable personal and behavioral information

•	Comprehensive Social Networking and Communication Capabilities – including integrated email, IM and chat rooms, as well as full-featured, user-created personal and blog sites and a host of additional “sticky” features to help make sure users stick around.

IMG will provide a “white label” version of its search/portal to any qualified enterprise or affinity group at no charge to the organization or its members. Each organization will also receive a share of all revenue generated by its fully customizable, self-branded search/portal. This no-cost, revenue-sharing model virtually assures rapid, substantial market penetration and enthusiastic organization support.

IMG’s “white label” strategy can rapidly aggregate multiple, highly segmented, “captive” and “loyal” consumer audiences, and effectively monetize the platform through multiple revenue streams. And it can achieve all of this without incurring the costs of direct competition with other well-established search/portal companies.

Marketing Power

IMG’s ability to aggregate and precisely segment large, captive, loyal audiences represents a “mother lode” for marketers. It expects its search/portal platform to generate significant revenue from advertising sales, e-commerce commissions and sponsorships.

Adverse economic conditions, a highly fragmented media marketplace and ever more sophisticated and elusive consumers are forcing marketers to spend their advertising dollars more effectively and efficiently. They are turning away from traditional broadcast and print advertising and embracing fully measurable, Internet-driven, digital marketing campaigns that precisely target consumers via data gleaned from behavioral tracking and social networking.

The IMG platform has been specifically designed to capture and deliver these data and targets. It includes comprehensive tracking and analytics, as well as proprietary Differentiated Business Intelligence (see page 18). This technology transcends standard data profiling and delivers invaluable, real-time consumer perceptions, preferences and insights. These data will enable advertisers to craft laser-focused messages and offers that speak directly to individual consumers. As a result, IMG is poised to carve out a significant share of the estimated $23 billion U.S. Internet advertising market.

WEB CONTENT MANAGEMENT SYSTEMS

In order for Kahzam to compete and excel in any of our Web-based channels, we must constantly anticipate, adapt and grow as new technologies emerge and new techniques prove useful. This proactive approach to harnessing and leveraging the power of change is essential not only to the success of the Company, but also to the satisfaction of the clients, audiences and interests we serve. To help ensure strong, continued technical leadership, Kahzam plans to acquire a comprehensive Web content management capability and fully integrate these systems across all Company technology platforms.

The Kahzam Web Content Management Group

The Web Content Management Group (WCMG) will provide the Company and its clients with Search Engine Optimization (SEO) and management services, Pay-Per-Click (PPC) lead-generation expertise and database development and optimization services. These critical competencies will create tremendous benefits internally, as well as add incredible value to Kahzam at every consumer and marketer touch point.

SEO has become an art form unto itself. And it is indispensable to obtaining optimal content and keyword composition and placement, optimal search page rankings, optimal site visibility, optimal traffic volume and high quality inquiries. All of this ultimately optimizes cost efficiency, revenue and profitability.

WCMG also deploys PPC marketing tactics based on a combination of quality advertisements, optimal keywords, savvy bidding and competitive advantages that deliver client campaigns to prime page position with a lower cost-per-acquisition. WCMG constantly monitors the online keyword auctions to enable bid adjustments and achieve the best results at the lowest possible cost. It also builds customized landing pages and other tools to help consumers and advertisers take full advantage of each interaction, each offer and each transaction.

ADVANCED HYBRID MEDIA SOLUTIONS

While all forms of digital media are in rapid ascendancy, most forms of “traditional” or “legacy” media, such as print, radio and out-of-home, appear to be endangered species. However, Kahzam has developed several, powerful “hybrid” media applications that breathe new “interactive” life and effectiveness into key legacy channels and create new opportunities for marketers to extend their reach and engage their audiences, wherever they may be.

The Kahzam Media Exchange

The competition for consumer “eyes and ears” is tougher than ever. Traditional media outlets are facing the unprecedented challenges of an uncertain economy, shrinking advertising budgets, a highly fragmented mediascape and stiff competition from the Internet. And these organizations are weathering steep declines in listeners, viewers, subscribers and, subsequently, critical advertising revenues.

As a result, almost every traditional media outlet has a significant inventory of valuable advertising space or time that are underutilized or left unsold. Unsold commercial airtime turns into station promotions and public service announcements instead of revenue-producing commercials. Unsold newspaper and magazine ad space is simply removed or replaced with additional column inches of copy.

At the same time, local and national advertisers continue to search for innovative opportunities to somehow increase brand exposure and extend the reach and effectiveness of their advertising on ever-tightening budgets.

The Kahzam Media Exchange (NME) is a unique solution to these challenges.

NME provides the medium for a simple, dollar-for-dollar exchange of valuated advertising space or time for Kahzam interactive marketing services. These assets are available for use by the participating media outlet or Kahzam on demand.

Kahzam uses the print pages, airtime, billboards, banner ads and other media deposited in NME to promote its integrated marketing services or to provide integrated advertising opportunities for its clients and their brands.

The Company can also use NME assets to promote media-driven start-up companies, as well as small brands that cannot afford the paid media exposure necessary to build awareness and sales. In this way, Kahzam can invest media assets in a company in return for partial ownership and/or a profit-sharing relationship.

And finally, as NME secures deposits of advertising pages in leading business, investment and financial publications, Kahzam can use these assets to help promote its various existing investment properties and opportunities.

In exchange, a participating media outlet can deploy a wide range of Kahzam services to create a significant competitive advantage that helps meet the unique challenges of its marketplace. These may include:

•	Outbound mobile text coupon campaigns

•	Outbound direct email campaigns

•	Data appending services

•	List management services

•	Market survey services

•	New offer and product testing services

•	Customized, turnkey mobile and email marketing services

Kahzam can also deposit advertising assets from its own traditional media channels, as well as from other future entertainment investments.

Each participating media outlet can use Kahzam marketing services to reach not only its own audience, but all other Kahzam opt-in consumers in the media outlet’s entire coverage area. The Company can target these consumers in any demographic, geographic or socio-economic mix that will best benefit the media outlet and its advertisers. This enables the media outlet to dramatically increase the reach and effectiveness of an advertiser’s message. It also provides a strong incentive for advertisers to increase overall spending with the participating media outlet, as well as all other NME participating media outlets.

TECHNOLOGY AND BUSINESS INTELLIGENCE SOLUTIONS

Business Intelligence

Through a venture with a team of MIT professors, the Kahzam data solution set now includes the power of Differentiated Business Intelligence (DBI). The Company has obtained the exclusive right to market and deploy this proprietary, state-of-the-art technology to the North American market.

DBI enables a constant flow of consumer information, insights, perceptions and preferences to be harvested directly from the Web. Surveys, focus groups and other traditional monitored techniques will no longer be necessary. This data can then be analyzed and delivered to any client in any industry.

This subscription-based “software-as-a-service” business will create a separate, significant and sustained revenue stream. However, the bottom-line benefits to Kahzam, especially its Interactive Media, Hybrid Media and Database divisions, are truly game changing.

DBI arms Kahzam’s marketing and communications teams with a set of data aggregation and analysis weapons that no entity has yet been able to deliver to the market. Even more important, it provides Kahzam with the first credible means to demonstrate a real, supportable marketing ROI in any industry – especially the advertising industry.

Data Services

Data is the new currency. It can be tendered and accepted anywhere in the world. It has almost limitless value and comprehensive applications across all conceivable business sectors and consumer markets. And, like other forms of money in the bank, you can ever have enough of it.

At its core, Kahzam is a data aggregation machine. One of its primary business functions is to acquire, compile and refine data, which fuels the services that generate revenue and profits. However, many of Kahzam’s services, especially those offered through its Interactive and Hybrid Media divisions, automatically create vast quantities of new data as a byproduct of normal business operations. This is not merely interest on money in the bank. This represents freshly minted digital capital that constantly and geometrically increases the value of the Company.

Kahzam consumes processes and deploys data from a wide range of sources including:

•	Mobile marketing/coupon usage, registration and forwarding

•	Email marketing campaign tracking

•	Data appending

•	Surveys and questionnaires

•	Search Engine Optimization

•	Source sites

•	Search/portal usage and registration

•	Advertising and PPC programs/landing pages

•	Social networking

•	e-Commerce usage

•	Niche market (enterprise and affinity group) services

•	Data purchases

•	Differentiated Business Intelligence

Kahzam Data Services receives, stores, protects and manages data generated by all business operations. It also enables the fully integrated distribution and application of data resources throughout all Kahzam divisions and operating groups.

OUR MARKETING STRATEGY

The Mobile Market

The mobile communication and computing market is exploding. Mobile phones, smart phones and other portable devices are becoming the primary gateway to Internet usage and Web-enabled applications. They can deliver rich content, ranging from SMS text to video, as well as a host of other interactive capabilities. Most high-value consumers now own one or more of these devices and carry them at all times. The mobile “lifestyle” is here to stay.

All of this validates mobile marketing and advertising as the medium of choice for the foreseeable the future. Consumers can engage mobile marketing messages almost anywhere. However, messages engaged in the context of the consumer’s location, behavior and preferences, especially at the point of purchase where the consumer’s purchase intent is optimal, demonstrate nearly incredible performance. Recent research indicates that mobile advertising already far outperforms online advertising.

Although the true potential of mobile marketing and advertising is only now being fully understood, the writing is on the wall. Mobile is poised to become the next superstar on the global, digital marketing and advertising stage. And Kahzam is committed to making mobile an integral part of all client media strategies, as well as a core component of all Company business strategies.

The Search/Portal Market

Kahzam believes that current marketplace and industry fundamentals provide an ideal environment for the strategic expansion of its search/portal operations. Targeting the consumer, enterprise, affinity group, social networking and privacy markets, Kahzam’s goal is to gain 1% of the total multi-billion dollar search engine market.

The current economic downturn has triggered restructurings and consolidations within the affinity group sector. As a result, many large, well-established, organizations are aggressively searching for additional ways to improve member services and generate additional non-dues income. Based on proprietary research into this market space, Kahzam has determined that this is creating an immediate and significant marketing opportunity for its “white label” portal solution.

The Advertiser Market

Direct response tactics targeting online search, mobile devices and social networking activities continue to experience solid growth, even in this economy. Online advertising achieved more than 20 percent revenue growth in 2008. Digital coupon usage grew 170% in 2009. All other advertising media except “in-cinema” ads are experiencing measurable losses in revenue.

According to advertising agencies, media buyers, publishers and third-party Internet monitoring organizations, marketers will continue to shift an increasing percentage of their total advertising and related marketing budgets from traditional media to digital media channels. Online, search engine and mobile are the fastest growing, most accountable and most cost-effective marketing and advertising media available.

KEY BUSINESS PARTNERS AND STRATEGIC PLAN

Kahzam has secured agreements with key synergistic business partners in:

•	Financial Services

•	Strategic Development, Marketing and Communications

•	Mobile Marketing

•	Email Marketing

•	Internet Marketing

•	Direct Response Marketing

•	DBI Services and Marketing

Other partners poised for acquisition include:

•	Web Content Management Systems

•	Content Development and Production Services

•	Multimedia Streaming Services

Kahzam will continue to identify, target and pursue relationships with individuals and organizations that can increase its market penetration, media delivery, data acquisition, capabilities, diversity and profitability.

Kahzam has completed a comprehensive Strategic Development Plan, which includes a strong, integrated public relations and marketing plan specifically designed to bring the Company to market rapidly and to position it for sustained, long-term growth.

Kahzam delivers companies and brands, messages and offers, products and services to a global audience of individual, independent consumers. We mine and refine data and business intelligence to fuel advanced marketing strategies and tactics that deliver the right offer through the right medium to the right consumer in the right context at the right time. We empower and fulfill personal, interactive relationships between the client and the customer that yield mutual loyalty, trust, value and satisfaction.

Our unique matrix of proprietary, integrated financial, marketing, media and technology resources and solutions has the power to reinvent brands, redouble customer confidence and value, and reshape a global marketplace one consumer at a time.

These capabilities can provide a strategic market advantage, as well as a sustainable, measurable ROI for our clients. They can also provide virtually limitless opportunities and rewards for Kahzam and its stakeholders. Our focus on data-driven, digital media channels and marketing applications, especially for the emerging “mobile lifestyle,” is fully aligned with current market trends and future market realities.

Kahzam is precisely positioned to create a fusion of resources and solutions for clients and consumers that empower significant and sustained revenue growth that drives Kahzam to long-term profitability and success.

RESULTS OF OPERATIONS

We are still in our development stage and have generated $0 in revenues through February 28, 2010. We incurred operating expenses of $5,526 and $166,670 for the three months Ended February 28, 2009 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.

Our net loss from inception through February 28, 2010 was $(718,760).

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2010 was $70 with liabilities of $364,540. Since inception we have sold $40,000 in equity securities.

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

April 15, 2010	Madison Ave. Media, Inc., Registrant

By: /s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010	Madison Ave. Media, Inc., Registrant

By: /s/ JAMES LINDSEY
JAMES LINDSEY
Secretary and Treasurer
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)