Form 10-Q
period 2010-05-31
MADISON AVE. MEDIA, INC.
filed 2010-07-15
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

Commission File Number 333-146344

MADISON AVE. MEDIA, INC.
(Exact name of registrant as specified in its charter)

KAHZAM, INC.
(Former Name of Registrant)

Delaware
(State or other jurisdiction of incorporation or

1515 South Federal Highway, Suite 100
Boca Raton, FL 33432
(Address of principal executive offices, including zip code)

Telephone (561) 549-3100
(telephone number, including area code)

Richard Weiner
1515 South Federal Highway, Suite 100
Boca Raton, FL 33432
(561) 549-3100
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,614,002 shares as of July 9,2010

MADISON AVE. MEDIA, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	May 31,	August 31,
	2010	2009
ASSETS
Current assets:
Cash	$6,488	$1,026
Other current assets	9,684	9,684
Due from related parties	199,125	-
Total current assets	215,297	10,710

Property and equipment, net	136,190	11,100

Other assets, net	29,851	1,534

Goodwill	39,400	39,400

TOTAL ASSETS	$420,938	$62,744

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$400,736	$293,816
Payroll liabilities	359,344	43,577
Due to related parties	624,537	83,873
Loans payable - related parties	131,000	-
Total current liabilities	1,515,617	421,266

Total liabilities	1,515,617	421,266

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 80,000,000 shares authorized: and 58,614,002 shares and 19,500,000 issued and
outstanding as of February 28, 2010 and August 31, 2009	5,861	1,950

Additional paid-in capital	752,195	77,850

Deficit accumulated during the development stage	(1,852,735)	(438,322)
	(1,094,679)	(358,522)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$420,938	$62,744

See accompanying notes

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

					July 23, 2007
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010

REVENUES	$42,000		$42,257	$-	$42,257
COST OF REVENUE	27,070		27,070	-	27,070
	14,930		15,187	-	15,187

EXPENSES:
Selling, general and administrative	301,052	5,526	577,130	11,056	1,012,699
Depreciation and amortization	8,128		12,745		15,498

Total expenses	309,180	5,526	589,875	11,056	1,028,197

Loss from operations	(294,250)	(5,526)	(574,688)	(11,056)	(1,013,010)

NET INCOME (LOSS)	$(294,250)	$(5,526)	$(574,688)	$(11,056)	$(1,013,010)

BASIC EARNINGS (LOSS) PER SHARE	$(0.05)	$(0.00)		$(0.00)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,492,952	2,500,000		2,500,000	5,492,952

See accompanying notes.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
					July 23, 2007
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(294,250)	(5,526)	$(574,688)	(11,056)	$(1,013,010)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	8,128	-	12,745		15,498
Amortization	-	-	-		-
Changes in operating assets and liabilities:
(Increase) in other current assets	-	-	-		(9,684)
Increase in accounts payable	221,986	-	106,697	(5,500)	400,513
(Increase) in other assets	(27,914)	-	(28,094)		(29,628)
(Increase) in goodwill	200	-			(39,600)
Increase in other payables	188,004	-	313,013		356,590
Increase in amounts due to related parties	489,904	-	341,540		425,413
Increase in related party loans	131,000		131,000		131,000
					-
Net cash (used in) provided by operating activities	(717,059)	(5,526)	302,014	(16,556)	237,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,585)	-	(135,082)		(148,935)
Aqusition losses	(839,726)		(839,726)		(839,726)

Net (cash used) in investing activities	(947,311)	-	(974,808)	-	(988,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,335	-	3,911		5,861
Additional paid in capital	233,336	-	674,345		752,195

Net cash used in provided by financing activities	236,671	-	678,256	-	758,056

(DECREASE) INCREASE IN CASH	5,462	(5,526)	5,462	(16,556)	6,488

CASH - BEGINNING OF YEAR	1,026	6,624	1,026	17,654	-

CASH - END OF PERIOD	$6,488	$1,098	$6,488	$1,098	$6,488

See accompanying notes.

MADISON AVE, MEDIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 1, 2009 to May 31, 2010 and August 31, 2009

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the period ended May 31, 2010 and the year ended August 31, 2009 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	May 31	August, 31
	2010	2009

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	-_% %	-_-% %

The Company has a net operating loss carry forward as of May 28, 2010 of approximately $1,013,010 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2029.

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

As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended May 31, 2010 of $294,250 and cumulatively since inception for the period July 23, 2007 to May 31, 2010 of $1,013,010. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

3.	BUSINESS ACQUISITION AND COMBINATION

On May 12, 2009 the Company acquired 100% of the stock of Kahzam Inc, for shares valued at $40,000.  The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.”  Based on the initial purchase price consideration the Company Goodwill in the amount of approximately $39,600.

4.	FIXED ASSETS

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.  Equipment consists of the following:

	May 31,	August 31,
	2010	2009

Computer software	$131,580	$9,307
Furniture and Fixtures	3,785	654
Office Equipment	13,571	$3,892
	$148,935	$13,853
Depreciation	$12,745	$2,753
	$136,190	$11,110

5.	STOCKHOLDERS EQUITY

The Company has authorized 80,000,000 shares of $ 0.0001 par value common stock, with 58,614,002 shares issued and outstanding.

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

On January 15, 2010 the Company completed a share exchange agreement with TECOUP.COM LLC for 2,000,000 Shares.

On January 20, 2010 the Company issued 734,000 Shares to various members of the Board of Directors services.

On March 1, 2010 the Board of Directors issued 250,000 Shares of the Registrant’s Common Stock to Cracker Jack for services rendered and 100,000 Shares of the Registrant’s Common Stock to Robert Mirabito.

On May, 31, 2010, the Company issued 33,000,000 Shares of its Common Stock to acquire 100% of the Capital Stock of ProMark Data & Media Group, LLC.  The controlling shareholder of ProMark Data & Media, LLC, Group Molinari LLC, is also the principal and controlling shareholder of the Company.  Peter Molinari, the Managing Member of Group Molinari LLC, is an Executive Vice President of the Company, and his father Stephen Molinari is the Chairman of the Company’s Board of Directors

As a result of these transactions as of May 31, 2010 the Company has 58,614,002 Shares of Common Stock issued and outstanding.

6.	COMMITMENTS AND CONTINGENCIES-

The Company rents office space in Boca Raton, Florida under an sublease that commenced in April 2009. The total rent for 2009 was $31,962.  Future lease expenses are approximately $29,000 monthly with the expanded operations.  The sublease was made and entered into with a related party.

7.	RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment. The total advanced during the period September 1, 2009 to May 31, 2010 was $,000.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CORPORATE OVERVIEW

Madison Ave. Media, Inc. was originally incorporated in July, 2007 as Centaurus Resources, Inc., a Delaware Corporation (“the Company”).  On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Madison Ave. Media, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three new Shares of the Company’s Common Stock.

On January 20, 2010, the Company acquired 100% of the capital stock of TeCOUP.com, LLC, a Tennessee Limited Liability Company, in exchange for 2,000,000 Shares of the Company’s Common Stock.  Nashville-Based TeCOUP provides SMS Text Coupon Messaging through its patent-pending delivery services. This technology provides their clients access to the next-generation of advertising, text messaging directly to target markets’ cell phones.  On July 6, 2010, the name of this wholly-owned subsidiary was changed to WiCoup LLC, and the business operations of TeCoup are being conducted as an operating division of ProMark.

On May 31, 2010, the Company acquired 100% of the issued and outstanding shares of ProMark Data & Media Group LLC in exchange for 33,000,000 Shares of Common Stock of the Company. ProMark is a full service online marketing firm specializing in permission based opt-in email data, Mobile SMS, email append as well as traditional postal data.  Effective June, 2010, the name of the Company was changed to Madison Ave. Media, Inc.

As a result of these transactions, as of July 9, 2010 the Company has 58,614,000 Shares of Common Stock issued and outstanding.  The Company’s, Common Stock is currently publicly traded on the OTCBB under the trading symbol KHZM.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone number is 561-549-3100, and the fax number is 561-393-8505.  The Company’s principal website is www.MadisonAveMedia.com.

INTRODUCTION

Madison Ave. Media is an advanced digital media company that offers a differentiated and competitive array of marketing technologies and services to clients in multiple industries. Our technology and services bring advanced, highly productive marketing, communications and advertising solutions to clients. Our services address the complete digital media value chain, combining the best practices of traditional media support with the power of technology.

With the power of proprietary software wrapped in industry expertise, we provide highly measurable results to the universe of advertisers and marketers. Our software delivers enterprise business intelligence harvested from unstructured data across the digital landscape -- we help companies hear what their clients are saying about them in a highly actionable form. From there, we assemble deep understanding about our clients’ customers – their perceptions, wants and needs, and then we create uniquely targeted campaigns and media plans based on these analytic findings. We do this through our proprietary aggregation technology, which enables us to “listen in” on unstructured databases. These are public opinion sources that hold unstructured language, such as message boards, chatrooms, and blogs. Our business and statistical analysis converts millions of sound bytes into actionable and measurable strategies and plans – for our clients, which we then design, build and continuously measure. As such, we develop long term, deep client relationships - built on proprietary and scalable intelligence implemented and expanded by category experts from the advertising and communications industries.

In the United States, businesses budget over $320B/year for marketing and communications. Most of this money is being spent on traditional media and campaigns, while the audience has shifted to a personalized, web and mobile consumption model. Madison Ave. Media delivers the power and technology to rapidly move the bulk of this spending to a personalized and measurable digital delivery system. We understand that clients do not simply buy technology, and that things like search engine optimization are now commodities. Our deliverable is personalized marketing intelligence, targeted campaigns built upon pinpoint knowledge, delivered where the audience consumes, and measured down to lift, ROI, market share and comparative positioning. Even deeper, our ability to assemble unstructured conversations into C level action plans, essentially gives our clients a reliable predictive modeling telescope. From that, we formulate strategies and tactics to deliver a sustainable competitive advantage. Madison Avenue has self-funded its first two years of operations – during which we have built and acquired software assets, a scalable technology backbone, a team of industry experts and business leaders, and actionable data on over 150M consumers with reach capabilities via web and mobile platforms.

We have early-adopter proof points in the consumer products industry, as well as in publishing, financial services, media/entertainment and manufacturing. In the process, we have validated the complete business model, affirmed the ROI of our solutions set, and established a scalable business foundation. We have a route to market model that helps ensure accelerated growth.

Madison Ave. Media has proven technology and solutions, core assets, plus scalable and proprietary technology. The company is positioned with market ready answers in front of a reachable aggregate budget of over $320B/year. Clients have invested in basic enabling technology, and the audience is equipped with personalized digital devices. Madison Ave. Media crosses the divide - and brings seller and buyer together in an intelligent, personalized and highly scalable manner. Our advanced business intelligence strategy enables us to create the most highly relevant, personalized, content rich, client-targeted campaigns in the industry.

Our Value Proposition:

Madison Ave. Media connects the dots between our clients’ reason for being and their customers’ reason for caring.

BUSINESS OVERVIEW

Madison Ave. Media manages the business of marketing across the complete digital media value chain. This spans advanced business intelligence, content creation, campaign development and roll out, including advanced mobile distribution. We complete the value chain with intelligent and continuous follow through, validation and re-engineering. Madison Ave. Media provides integrated corporate development, product development, branding, marketing, communications, media and promotion services. The company creates campaigns, content rich and client targeted, designed to drive revenue and market share. The company uses statistically proven predictive modeling to ensure marketing campaigns and customer experiences resonate with today’s sophisticated consumers.

Madison Ave. Media delivers on that imperative. In fact, we ……….

1-- Tell our clients what the consumer/customer is saying about them, and their competitors, in a totally candid format – the unvarnished truth;

2-- Deliver statistically meaningful, actionable marketing campaigns – we reach customers on a one-to-one basis – customers’ receive ‘what they want, when they want to receive it’;

3-- Use Predictive Modeling - to deliver tangible results and sustainable success – tracked, measured and proven.

WHAT ARE THE RESULTS WE DELIVER FOR OUR CLIENTS?

A-- Increased Revenue, Market Share and Cash Flow!

B-- Definitive, Qualitative, Sustainable Marketing ROI!

C-- Brand Proliferation --- across all digital and traditional media platforms!

D-- A Personalized customer experience -- targeting clients’ needs and wants right in the bull’s-eye!

OUR DELIVERY SYSTEMS:

Strategic Development and Marketing Group (SDMG)

The Strategic Development and Marketing Group (SDMG) combines proven “push” and “pull” marketing principles, leveraged with targeted digital execution delivering tangible value at the C-levels of national and international clients. SDMG’s comprehensive capabilities and experience also prepares emerging small and medium scale companies for rapid success and manageable growth. SDMG also empowers Fortune 500 enterprises to reach new markets and new customers at high efficiency with sustainable, personalized campaigns. We bring the speed, efficiency and rapid scalability of digital media to all of our clients.

SDMG provides strategic intelligence and marketing expertise companies need to have for a sustainable competitive advantage --- by commanding attention in the crowded marketplace, by cutting through data and media clutter – building one-to-one customer relationships across the global audience of digital natives. Our clients see immediate and sustainable growth in market share and corporate efficiency.

Strategic Communications Group (SCG)

The Strategic Communications Group (SCG) provides comprehensive, customized strategies and solutions that build and sustain a company’s visibility, credibility and confidence – for its brand and products in the consumer mind and marketplace. This positive image also transcends to public securities markets for our clients whose companies’ are publicly traded.

Global business demands require companies to sustain a positive image and presence across the global network. It requires companies to understand customer perceptions from all parts of the world. The SCG team uses the power of unstructured text analysis, combined with sophisticated statistical analysis and predictive modeling. This is a subset of our ‘digital media value chain’. We deliver, in essence the power of a globally centric focus group – un-moderated and unprompted - right to our clients’ Chief Marketing Officer. With that depth of intelligence, the CMO can now reposition his brand, launch a new product/campaign, manage otherwise stranded assets – all driving higher levels of customer delight, increased market share and stronger cash flow. Our clients PE ratio and market cap will accelerate from the pack of competitors.

SCG builds and protects corporate reputations by getting a company’s success stories and management team in front of the qualified decision-makers who can enhance business performance and shareholder value. An experienced leadership team, a broad spectrum of resources and an extensive network of stock brokers and fund managers enable Madison Ave. Media’s investment properties and other client companies to gain a visible, competitive advantage that leads to greater marketplace mind share and higher market capitalization.

Let us make a distinction to underscore this key point. Some companies use search engine optimization to, effectively, BUY their way to top of consumer lists. Madison Ave. Media gives its clients the power of personalized intelligence and message delivery, with dynamic feedback --- We thereby empower our clients to EARN their way to the top position in consumers’ minds. The leader in the SEO race changes every day. The leader in the INTELLIGENCE race wins the entire marathon, fueled by our complete digital media solutions!

Content Development and Production Group

The Content Development and Production Group (CDPG) enable the entire MarCom Services Division to bring its strategies and programs to life in the consumer, B2B and financial marketplaces. CDPG’s capabilities encompass the creation and production of marketing and communications content that deliver a strategic, sustainable competitive advantage for each client.

CDPG’s marketing expertise extends to “brand development” – a proprietary process that includes high-level concept development, branding and “immersive experience” design. Born in the marketing and media production industry, this practice is strategically adaptable to multiple industry sectors.

These solutions can be deployed through Madison Ave. Media’s search/portal and mobile platform across multiple target audiences, delivering high-end user value, as well as high returns.

CDPG’s capabilities also include the development and production of rich media content for Web, mobile, video and other distribution platforms. The Madison Ave. Media production studio designs, develops and delivers customized, end-to-end client multimedia solutions with completely measurable and sustainable results. Madison Ave. Media will upgrade its rich media infrastructure to keep pace with its advanced content management and distribution features of its search/portal platform.

Multi-Channel Marketing Resources

For clients with the combination of funding, strategies, marketing and communication programs and multimedia content assets in place, Madison Ave. Media is able to drive new and established companies, and their products and services, into the rapidly growing global consumer and B2B marketplaces. The Company’s extensive array of proprietary media delivery systems, blending digital and traditional implementation, ensures that our clients’ reach the audience on their personal communications device, as well as on the ‘in-home’ screen, the web, and on all other forms of media delivery systems. We then amplify the message, its recall rate, its open rate and its conversion to loyalty and sales by unleashing the power of business intelligence and predictive modeling.

INTERACTIVE MEDIA TECHNOLOGY AND SOLUTIONS

Mobile Marketing Channel

Mobile communications and computing are poised to become the dominant global media consumption devices. The “mobile lifestyle” is transforming media and advertising markets as consumers access increasing amounts of media and messages using laptops, smart phones, netbooks, the I-Pad, Kindles and online and console game sets.  According to textmessageblog.com, 5 billion text messages are sent each day. This is completely changing the rules of engagement for marketers who now must rethink their time-honored strategies in order to reach these dynamic audiences.

Total US Internet ad spending increased to $25.7 billion in 2009, an 8.9% growth rate. This spending stream is growing 3x to 5x faster than total marketing. Beyond news sites, video is now the fastest-growing segment of the Internet advertising market. Digital video amounted to $477 million in revenue in the first half of 2009, up 38 percent from the same time period in 2008, according to the Interactive Advertising Bureau.  With an estimated $5 billion in revenue in the first half of 2009, search remains the dominant segment of online advertising. Search centric advertising is forecasted to slow – since as we have discussed, search and SEO is fast becoming a commodity that no longer censures competitive advantage and sustainable product or brand leadership. Search will be replaced by intelligent media and audience management solutions built and delivered by companies like Madison Ave. Media!

One such strategy is couponing. While savings from printed coupons typically grow at an annual rate of 8-16%, digital coupon savings grew at 170% in 2009 alone. Total savings exceeded $858 million. And while digital coupons still represent a small portion of the overall market, the trend toward accelerated and sustained growth is undeniable. Madison Ave. Media is poised to lead this mobile marketing revolution.

The Madison Ave. Media Mobile Marketing Group (MMG)

SMS text messaging is the most widely used data application on the planet. More than 136 million Americans send and receive text messages on their cell phones. More than 80% of cell phone users have their phones with them at all times. And more than 90% of all text messages are read. When cell phone users were asked, ”What is the best way for companies to interact with you?” They said, “Send us deals and coupons!” The Madison Ave. Media Mobile Marketing Group (MMG) has answered that call.

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

Currently, MMG can provide real-time coupon delivery to more than 60 million cell phone users. This database can be targeted by state, zip code and/or area code. And, MMG is implementing aggressive, regional, grass roots branding and viral marketing plan that will significantly expand and enrich this database with millions of new, mobile-driven consumers and dozens of targetable behavioral marketing attributes. While the plan focuses on young people, college students, sports and event enthusiasts, and other savvy members of “Generation Text,” MMG expects a high degree of acceptance among all demographic, psychographic and behavioral groups.

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

Today, almost every viable consumer has a cell phone. With its patent-pending technology, enormous, interactive database and 100% measurable results, The Madison Ave. Media Mobile Marketing Group is ideally positioned to lead the next, great direct marketing revolution – SMS text coupons.

What makes us different?

Efficiency -- Our coupons are paperless, Green, and their form factor drives tremendous productivity across the processing cycle.

Intelligence -- When our coupon is used, we capture highly valuable intelligence --- Source, Time stamp, Who, Where... We give the Chief Marketing Officer information that will make them smart, and make their campaigns increasingly targeted and valuable.

Revenue Growth -- On the surface, coupons reduce revenue. In reality, the SMART Coupon Solution from Madison Ave. Media increases revenue and cash flow. Our intelligence engine will show the retailer how much LIFT the campaign generated. It will enable them to manage capacity and resources more efficiently with time blocks.

When this economic rebound is in full force, there will be a natural tendency to cut back on coupons to protect price and revenue --- Not so with ours ... The Madison Ave. Media Coupon Solution is an intelligence builder.... lifting revenue, customer loyalty, increasing productivity.

EMAIL MARKETING CHANNEL

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

The Madison Ave. Media Email Marketing Group (EMG)

Madison Ave. Media’s Email Marketing Group (EMG) specializes in permission-based direct email and mobile marketing, as well as traditional direct mail, database enhancement, direct mail list rentals and custom lead generation.

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

24-Karat Data

EMG’s data is a proprietary product that is compiled and managed in-house. The Company does not purchase or rent data from unreliable, outside sources. All data records are verified for accuracy every 30-45 days. This pristine and powerful database includes:

•	169 million complete, accurate postal records

•	140 million of these records have matching, accurate email addresses

•	60 million of these records have matching, accurate mobile phone numbers

•	12 million businesses

A double-opt-in permission procedure ensures that 100% of the individuals and businesses in the database have agreed to receive messages from Madison Ave. Media

To further protect the integrity and critical “white-list” status of this network, EMG only sends messages that are relevant to each individual. The number of messages sent to any individual is carefully limited in order to avoid “list fatigue”, “opt-outs,” and “screamers.”

As a result, EMG’s data quality and marketing practices meet or exceed all Federal CANSPAM mandates, DMA and Mobile Marketing Association guidelines and NCOA and CASS certification requirements.

Engaging the Consumer

EMG goes far beyond conventional consumer targeting to reach individual, highly receptive consumers who are most likely to be interested in your offers. EMD data can be focused through more than 100 selectable filters and can be cross-referenced in more than 700 different ways. This yields laser accurate market lists that target demographic, geographic and lifestyle attributes, as well as consumer behaviors and preferences. These “selects” are determined though regular and comprehensive consumer surveys.

EMG emails can link to a full range of multimedia experiences that further engage the consumer and encourage fulfillment. These include targeted promotions, video content, news, product/service reviews, e-commerce opportunities and social networking.

Most of EMG’s email addresses have matching postal addresses. This enables clients to target specific individuals with both email and direct mail messages. And EMG’s 60 million matching mobile numbers can also be added to the mix to achieve comprehensive, multi-channel target market reach. This “match-in-market” program can help drive consumers from the email to the offer to contact and beyond.

Tracking Campaign Performance

One of the main reasons marketers rely on direct email marketing is its ability to quickly deliver reliable performance assessments. EMG reports accurate campaign results in less than 24 hours and is in development with real time reporting dashboards.  EMG’s analytics capture, measure and evaluate almost every consumer click from the In-Box to fulfillment. This information enables EMG to optimize the campaign’s targets, offer and message to improve performance or take advantage of any emerging opportunities indicated by the results.

The growth of direct email marketing has been exponential. Madison Ave. Media’s immense (and growing) database, targeting power, integrated, multi-channel delivery options, reliable results and exemplary business practices will enable the Company to reap the rewards of this highly valuable and profitable market.

INTERNET MARKETING GROUP (IMG)

The Madison Ave. Media Internet Marketing Group (IMG) is developing and offering a comprehensive platform of next-generation online search and portal services. This platform features fully integrated multimedia content, social networking, e-commerce and advertising with seamless distribution across multiple channels and devices. All of these capabilities can be customized to meet the diverse needs of individual users, as well as enterprises and affinity groups in targeted niche markets. A complete technical support system ensures an optimal experience for all users, clients, publishers, developers and marketers.

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

IMG will offer branded online search capabilities, with enhanced privacy and security features, to individual consumers and organizations. It will also license its proprietary search engine technology to websites that wish to include “Powered by” search functionality within their domains.

Portal Power

The IMG “public” portal includes the features, functions and content that put the full power of the Web at the user’s fingertips such as:

•
Comprehensive Multimedia Streaming – built around a full-featured media player and powered by a proprietary technology that enables real-time video content streaming to video-ready mobile devices, as well as computer-based displays;

•
Comprehensive Multimedia Content - with interactive access to IMG “preferred” and user-selectable world, U.S., local, sports, financial, health, lifestyle, entertainment, political, science and weather news content;

•
Comprehensive Search Capabilities – a full-service Internet search engine that displays search criteria, search results (including results from competing search sites), sponsored results, proprietary local and regional classified ads and other advertising;

•
Comprehensive e-Commerce Capabilities – populated with IMG “preferred” stores, as well as other user-selectable stores, it includes a shopping comparison engine, a clearinghouse for store/advertiser discounts and special deals, and complete integration with Madison Ave. Media’s mobile couponing system;

•	Comprehensive Data Acquisition – including user polls and surveys, as well as dating, travel, real estate and job sites that yield valuable personal and behavioral information;

•
Comprehensive Social Networking and Communication Capabilities – including integrated email, IM and chat rooms, as well as full-featured, user-created personal and blog sites and a host of additional “sticky” features to help make sure users stick around.

IMG will provide a “white label” version of its search/portal to any qualified enterprise or affinity group at no charge to the organization or its members. Each organization will also receive a share of all revenue generated by its fully customizable, self-branded search/portal. This no cost, revenue sharing model virtually assures rapid, substantial market penetration and enthusiastic organization support.

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

WEB CONTENT MANAGEMENT SYSTEMS

In order for Madison Ave. Media to compete and excel in any of our Web-based channels, we must constantly anticipate, adapt and grow as new technologies emerge and new techniques prove useful. This proactive approach to harnessing and leveraging the power of change is essential not only to the success of the Company, but also to the satisfaction of the clients, audiences and interests we serve. To help ensure strong, continued technical leadership, Madison Ave. Media plans to acquire a comprehensive Web content management capability and fully integrate these systems across all Company technology platforms.

The Madison Ave. Media Web Content Management Group (WCMG)

The Web Content Management Group (WCMG) will provide the Company and its clients with Search Engine Optimization (SEO) and management services, Pay-Per-Click (PPC) lead-generation expertise and database development and optimization services. These critical competencies will create tremendous benefits internally, as well as add incredible value to Madison Ave. Media at every consumer and marketer touch point.

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

ADVANCED HYBRID MEDIA SOLUTIONS

While all forms of digital media are in rapid ascendancy, most forms of “traditional” or “legacy” media, such as print, radio and out-of-home, appear to be endangered species. However, Madison Ave. Media has developed several, powerful “hybrid” media applications that breathe new “interactive” life and effectiveness into key legacy channels and create new opportunities for marketers to extend their reach and engage their audiences, wherever they may be.

The Madison Ave. Media Exchange (ME)

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

At the same time, local and national advertisers – traditional media’s most important “customers” - continue to search for innovative opportunities to somehow increase brand exposure and extend the reach and effectiveness of their advertising on ever-tightening budgets.  To date, traditional media companies have not met this customer need.  In fact, “innovative opportunities” does not seem to be part of the lexicon: Cost cutting, layoffs and outsourcing are.

The Madison Ave. Media Exchange (ME) is a unique solution to these challenges: convert stranded commodities to assets that the market can value.

ME provides the medium for a simple, dollar-for-dollar exchange of valuated advertising space or time for Madison Ave. Media interactive marketing services. These assets are available for use by the participating media outlet or Madison Ave. Media on demand.

Madison Ave. Media uses the print pages, airtime, billboards, banner ads and other media deposited in ME to promote its integrated marketing services or to provide integrated advertising opportunities for its clients and their brands.

The Company can also use ME assets to promote media-driven start-up companies, as well as small brands that cannot afford the paid media exposure necessary to build awareness and sales. In this way, Madison Ave. Media can invest media assets in a company in return for partial ownership and/or a profit-sharing relationship.

And finally, as ME secures deposits of advertising pages in leading business, investment and financial publications, Madison Ave. Media can use these assets to help promote its various existing investment properties and opportunities.

In exchange, a participating media outlet can deploy a wide range of Madison Ave. Media services to create a significant competitive advantage that helps meet the unique challenges of its marketplace. These may include:

•	Outbound mobile text coupon campaigns

•	Outbound direct email campaigns

•	Data appending services

•	List management services

•	Market survey services

•	New offer and product testing services

•	Customized, turnkey mobile and email marketing services

Madison Ave. Media can also deposit advertising assets from its own traditional media channels, as well as from other future entertainment investments.

Each participating media outlet can use Madison Ave. Media marketing services to reach not only its own audience, but all other Madison Ave. Media opt-in consumers in the media outlet’s entire coverage area. The Company can target these consumers in any demographic, geographic or socio-economic mix that will best benefit the media outlet and its advertisers. This enables the media outlet to dramatically increase the reach and effectiveness of an advertiser’s message. It also provides a strong incentive for advertisers to increase overall spending with the participating media outlet, as well as all other MAME participating media outlets.

TECHNOLOGY AND BUSINESS INTELLIGENCE SOLUTIONS

Business Intelligence

Through a venture with a team of MIT professors, the Madison Ave. Media data solution set now includes the power of Differentiated Business Intelligence (DBI). The Company has obtained the exclusive right to market and deploy this proprietary, state-of-the-art technology to the global market.

DBI enables a constant flow of consumer information, insights, perceptions and preferences to be harvested directly from the Web. Surveys, focus groups and other traditional monitored techniques will no longer be necessary. This data can then be analyzed and delivered to any client in any industry – in real time.

This subscription-based “software-as-a-service” business will create a separate, significant and sustained revenue stream. However, the bottom-line benefits to Madison Ave. Media, especially its Interactive Media, Hybrid Media and Database divisions, are truly game changing.

DBI arms Madison Ave. Media’s marketing and communications teams with a set of data aggregation analysis weapons and insights that no entity outside of the Department of Defense has yet been able to deliver to the market. DBI renders the Internet transparent. Millions of chat rooms, blogs, media sites, social media sites such as Twitter and Facebook are now truly an open book. Even more important, it provides Madison Ave. Media with the first credible means to demonstrate a real, supportable marketing ROI in any industry – especially the advertising industry.

Data Services

Data is the new currency. It can be tendered and accepted anywhere in the world. It has almost limitless value and comprehensive applications across all conceivable business sectors and consumer markets. And, like other forms of money in the bank, you can never have enough of it.

At its core, Madison Ave. Media is a data aggregation machine. One of its primary business functions is to acquire, compile and refine data, which fuels the services that generate revenue and profits. However, many of Madison Ave. Media’s services, especially those offered through its Interactive and Hybrid Media divisions, automatically create vast quantities of new data as a byproduct of normal business operations. This is not merely interest on money in the bank. This represents freshly minted digital capital that constantly and geometrically increases the value of the Company.

Madison Ave. Media consumes processes and deploys data from a wide range of sources including:

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

Madison Ave. Media Data Services stores, protects and manages data generated by all business operations. It also enables the fully integrated distribution and application of data resources throughout all Madison Ave. Media divisions and operating groups.

CLIENT VALUE

Madison Ave. Media owns and delivers an integrated matrix of business and proprietary media resources. Separately or in synergy, these resources generate significant revenue and returns. We also own and deploy advanced digital communications, Web, business intelligence and other technologies. Our multidisciplinary executive and management team includes business experts with the requisite vision, diversity, focus and experience to deliver results for clients and for the Company.

The Madison Ave. Media matrix is comprised of:

•	Strategic Development, Marketing and Communications Resources – linking brand, message, technology and customers;

•	Multi-Channel Media Resources – delivering value wherever customers may be.

To facilitate rapid and profitable execution, each resource category contains one or more divisions, operating as profit centers, to ensure that Madison Ave. Media’s various consulting, professional services, software services and licensing and media services businesses are all optimized to best of breed.

The Madison Ave. Media Business Solutions Matrix provides brand, financial, marketing and distribution power to serve our clients and their unique needs. Each client can access the matrix through:

•	A single point solution to obtain a specific service, such as implementing a personalized mobile campaign that drives tactical revenue and profit;

•	Utilize integrated services, such as repositioning an established company or brand and building and implementing a targeted media campaign using predictive modeling to dynamically manage SEO;

•
Leverage all integrated services, such as reviving a brand, creating multi-channel content that explains its new “bankable” story, and demonstrating real-time synergistic benefits with maximized customer conversions.

By accessing its entire Business Solutions Matrix, Madison Ave. Media can even accelerate an exceptional new business prospect from concept, to capital, to consumers – from Madison Avenue to Wall Street to Main Street.

The Madison Ave. Media matrix currently includes the following lines of business:

•	Strategic Development, Marketing and Communications Solutions

o	Strategic Development and Marketing Group

o	Strategic Communications Group

o	Content Development and Production Group

•	Interactive Media Technology and Solutions

o	Mobile Marketing Group

o	Email Marketing Group

o	Internet Marketing Group

o	Web Content Management Systems Group

•	Advanced Hybrid Media Solutions

o	The Madison Ave. Media Media Exchange

o	Direct Response Marketing Group

•	Technology and Business Intelligence Solutions

o	Business Intelligence

o	Predictive Modeling

o	Search Engine Optimization

o	Data Services

The unique spectrum of business solutions and resources integrated within Madison Ave. Media drives a strategic market advantage for our clients, as well as a differentiated competitive advantage for Madison Ave. Media.

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

MARKET READINESS

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

All of this validates mobile marketing and advertising as the medium of choice for the foreseeable future. Consumers can engage mobile marketing messages almost anywhere. However, messages engaged in the context of the consumer’s location, behavior and preferences, especially at the point of purchase where the consumer’s purchase intent is optimal, demonstrate nearly incredible performance. Recent research indicates that mobile advertising already far outperforms online advertising.

Although the true potential of mobile marketing and advertising is only now being fully understood, the writing is on the wall. Mobile is poised to become the next superstar on the global, digital marketing and advertising stage. And Madison Ave. Media is committed to making mobile an integral part of all client media strategies, as well as a core component of all Company business strategies.

The Search/Portal Market

Madison Ave. Media believes that current marketplace and industry fundamentals provide an ideal environment for the strategic expansion of its search/portal operations. Targeting the consumer, enterprise, affinity group, social networking and privacy markets, Madison Ave. Media’s goal is to gain 1% of the total multi-billion dollar search engine market.

The current economic downturn has triggered restructurings and consolidations within the affinity group sector. As a result, many large, well-established, organizations are aggressively searching for additional ways to improve member services and generate additional non-dues income. Based on proprietary research into this market space, Madison Ave. Media has determined that this is creating an immediate and significant marketing opportunity for its “white label” portal solution.

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

KEY BUSINESS PARTNERS AND STRATEGIC PLAN

Madison Ave. Media has secured agreements with key synergistic business partners in:

•	Financial Services

•	Business Intelligence

•	Strategic Development, Brand, Marketing and Communications

•	Content Creation

•	Mobile Marketing

•	Email Marketing

•	Internet Marketing

•	Direct Response Marketing

•	DBI Services and Marketing

Other partners poised for acquisition include:

•	Web Content Management Systems

•	Content Development and Production Services

•	Multimedia Streaming Services

•	Mobile Payment/Processing Services

Madison Ave. Media will continue to identify, target and pursue relationships with individuals and organizations that can increase its market penetration, media delivery, data acquisition, capabilities, diversity and profitability.

Madison Ave. Media has completed a comprehensive Strategic Development Plan, which includes a strong, integrated public relations and marketing plan specifically designed to bring the Company to market rapidly and to position it for sustained, long-term growth.

Madison Ave. Media delivers companies and brands, messages and offers, products and services to a global audience of individual, independent consumers. We mine and refine data and business intelligence to fuel advanced marketing strategies and tactics that deliver the right offer through the right medium to the right consumer in the right context at the right time. We empower and fulfill personal, interactive relationships between the client and the customer that yield mutual loyalty, trust, value and satisfaction.

Our unique matrix of proprietary, integrated financial, marketing, media and technology resources and solutions has the power to reinvent brands, redouble customer confidence and value, and reshape a global marketplace one consumer at a time.

These capabilities can provide a strategic market advantage, as well as a sustainable, measurable ROI for our clients. They can also provide virtually limitless opportunities and rewards for Madison Ave. Media and its stakeholders. Our focus on data-driven, digital media channels and marketing applications, especially for the emerging “mobile lifestyle,” is fully aligned with current market trends and future market realities.

Madison Ave. Media is precisely positioned to create a fusion of resources and solutions for clients and consumers that empower significant and sustained revenue growth that drives Madison Ave. Media to long-term profitability and success.

Here is a quote we often hear: "Google commoditizes all companies on the web."

Truth is, we pick up where Google leaves off. Any company with money, 3 high school kids and a brand can manipulate Google to 'rise to the top' in today's world. Google has disintermediated traditional media companies, and ad agencies. They have made marketing the equivalent of an IT project - and companies are signing up because they have no alternative.

They do now. We are the alternative. Not a replacement for Google and the search gang ... we are the required extension. … the logical and essential extension of the current 'search engine cluster'.

Sure search optimization is important. We agree with that. WE do that, but that is just the start! We then combine the power of SEO with:

Predictive modeling -- so you can use SEO to drive campaigns, offerings, beat your competitors;

Massive, targeted web, e-mail and mobile marketing programs -- Unleashing dynamic market trends in your favor, overnight. We deliver REAL REVENUE.

When the audience tells you your brand is tired, or your product is irrelevant, we have experts who will rebuild, reposition and accelerate your brand and products. (They have done it before, check their resumes).

And we immediately follow with campaigns that VALIDATE the work, AND drive new revenues and cash! With our dynamic BI solution, we give you updated PULSE reports daily, weekly or monthly to keep you on top - not just SEO --- but in real financial success (that means customer loyalty, low cost new customer acquisition, REAL ROI for your marketing money).

There is more:

Companies have DORMANT assets-Customer lists, unsold advertising inventory. We step in -- we revitalize those lists. Combined with our lists, we make certain they are current and correct. We build campaigns for our clients that leverage those 'lists' in an informed, business intelligent way. We can run a consumer coupon campaign at warp speed generating real revenue with targeted customers by demographic and psychographic segment, geographic region, time of day, season, etc. It’s paperless, GREEN, low cost! And delivers to our client’s:

1-- Real Revenue and Market Share Growth

2-- Tactical and Long Term Cash flow and Predictability

3-- Strategic customer intelligence and sustainable customer relationships

4-- Better use of assets, empowering otherwise stranded assets

5-- Higher ROI for both “Marketing” and the Company

Media companies have stranded assets (unsold ad inventory) in every media channel. Our exchange monetizes those assets. We breathe life into tired media companies. Because we serve the entire Digital Media Value Chain we are not viewed as a threat. We are the first responders and paramedics, followed by the surgeons --- who triage, restore and breathe new opportunity and value to our clients and partners.

There is a substantial unfulfilled need in the business world today. Smart bankers, PE guys and VC's know the fastest path to growth and prosperity is to address an under-served market. We have chosen ours, and its market value is $320B+ in the US alone. Our differentiator is that, plus having a tiger team of category experts whom our clients will want consulting for them, plus a core of digital assets and advanced, proprietary digital media technology, complemented by selected partners.

When people say, 'you can't beat Google or Yahoo --- answer is -- "They are our feeder system". When people say you can't beat Verizon or ATT, we say, "We are a revenue layer adding value to their networks". Then people say, "I get it"....

Our exit strategy is also clear: We fill a market void that large media companies that have a need to fill in order to complete their business model by acquiring us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date. We incurred operating expenses of $11,056 and $589,875 for the nine months Ended May 31, 2009 and May 31, 2010,  respectively.  These  expenses  consisted of general operating  expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.  Our revenues for the nine months ended May 31, 2010 were $42,257 increase over the $0 in revenues for the nine months ended May 31, 2009.

Our net loss from inception through May 31, 2010 was $(1,013,010).

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $6,488 with liabilities of $1,515,617,as compared with a cash balance of $1,026 and liabilities of $421,266 at May 31, 2009.

Since inception we have sold a total of $751,995 in equity securities.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for business operations, however, our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Madison Ave. Media is an advanced digital media company that offers a differentiated and competitive array of marketing technologies and services to clients in multiple industries. Our technology and services bring advanced, highly productive marketing, communications and advertising solutions to clients. Our services address the complete digital media value chain, combining the best practices of traditional media support with the power of technology.

With the power of proprietary software wrapped in industry expertise, we provide highly measurable results to the universe of advertisers and marketers. Our software delivers enterprise business intelligence harvested from unstructured data across the digital landscape -- we help companies hear what their clients are saying about them in a highly actionable form. From there, we assemble deep understanding about our clients’ customers – their perceptions, wants and needs, and then we create uniquely targeted campaigns and media plans based on these analytic findings. We do this through our proprietary aggregation technology, which enables us to “listen in” on unstructured databases. These are public opinion sources that hold unstructured language, such as message boards, chartrooms, and blogs. Our business and statistical analysis converts millions of sound bytes into actionable and measurable strategies and plans – for our clients, which we then design, build and continuously measure. As such, we develop long term, deep client relationships - built on proprietary and scalable intelligence implemented and expanded by category experts from the advertising and communications industries.

In the United States, businesses budget over $320B/year for marketing and communications. Most of this money is being spent on traditional media and campaigns, while the audience has shifted to a personalized, web and mobile consumption model. Madison Ave. Media delivers the power and technology to rapidly move the bulk of this spending to a personalized and measurable digital delivery system. We understand that clients do not simply buy technology, and that things like search engine optimization are now commodities. Our deliverable is personalized marketing intelligence, targeted campaigns built upon pinpoint knowledge, delivered where the audience consumes, and measured down to lift, ROI, market share and comparative positioning. Even deeper, our ability to assemble unstructured conversations into C level action plans, essentially gives our clients a reliable predictive modeling telescope. From that, we formulate strategies and tactics to deliver a sustainable competitive advantage. Madison Avenue has self-funded its first two years of operations – during which we have built and acquired software assets, a scalable technology backbone, a team of industry experts and business leaders, and actionable data on over 150M consumers with reach capabilities via web and mobile platforms.

We have early-adopter proof points in the consumer products industry, as well as in publishing, financial services, media/entertainment and manufacturing. In the process, we have validated the complete business model, affirmed the ROI of our solutions set, and established a scalable business foundation. We have a route to market model that helps ensure accelerated growth.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Risk

As we currently operate only in the United States, we do not have any market risk related to international operations or by fluctuations in foreign exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $6,488 at May 31, 2010.  Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

Our cash equivalents and marketable securities are subject to market risk due to changes in interest rates. Fixed-rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due to our limited cash resources we do not anticipate any interest rate sensitivity that will have an adverse impact on our financial condition.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not presently involved in any litigation which would have a material effect on the Company’s financial condition or results of operations, nor is any such litigation anticipated.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission, or SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in other written and oral communications from time to time. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

RISKS ASSOCIATED WITH OUR COMPANY

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Our market place is very competitive. Failure to successfully compete could harm our business.

We face intense competition in the digital media and marketing industry.  Many other competitors are well established, have greater resources and have a name and brand recognition. These companies also have customer bases that are much larger than ours. We cannot be sure that our business model will be successful in differentiating our services from those offered by our much larger competitors.

We have had a limited operating history and have had losses since our inception.

There is no assurance our future operations will result in profitable revenues. We did not commence business operations until May, 2009 following our merger with Kahzam, Inc.  Accordingly, we have had a very limited operating history upon which an evaluation of our future success or failure can be made.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

•	Our success in raising additional equity capital or debt financing;
•	Our ability to attract customers who will buy our services from us; and
•	Our ability to generate revenues through the sale of our services.

Based upon current plans, we expect to increase our revenues from operations during the balance of this calendar year and thereafter.  However, we cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment. If we do not make a profit in the future, we may have to suspend or cease operations.

Since we are a small company and do not have significant capital, we must limit the marketing of our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.  If our Offering is successfully completed, we intend to significantly increase our marketing activities and capabilities.

RISKS RELATED TO OWNERSHIP OF OUR STOCK

Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

There is currently a limited public trading market for our common stock on the OTC Bulletin Board market (Symbol: KHZM).   There can be no assurance that a public market for our securities will continue, or that in the future our securities may be traded on a national exchange.

The trading price of our common stock has been volatile in the past, may continue to be volatile, and may decline.

The trading price of our common stock has fluctuated widely in the past and may do so in the future. Further, our common stock has limited trading history. Factors affecting the trading price of our common stock, many of which are beyond our control, could include:

•	variations in our operating results, including any decline in our revenues;

•	announcements of technological innovations, new products and services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the retail industry and the economy as a whole;

•	price and volume fluctuations in the overall stock market;

•	lawsuits threatened or filed against us or other disputes;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the volume of trading in our common stock, including sales upon exercise of outstanding options.

In addition, if the market for media and marketing stocks or the stock market in general experiences loss of investor confidence as has happened in recent periods, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. A suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

Future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and other significant stockholders, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline.

Insiders and other significant stockholders have substantial control over us and will be able to influence corporate matters.

At July 9, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•
establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, thus requiring all actions to be taken at a meeting of the stockholders;

•	require supermajority stockholder voting to effect certain amendments to our restated certificate of incorporation and amended and restated bylaws; and

•	require advance notification of stockholder nominations and proposals.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

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

On January 15, 2010 the company completed a share exchange agreement with TECOUP.COM LLC whereby the Company acquired 100% of the capital stock of TeCoup in exchange for 2,000,000 Shares of Common Stock of the Company.

On January 20, 2010 the company issued 734,000 Shares to various members of the Board of Directors.

On May, 31, 2010, the Company issued 33,000,000 Shares of its Common Stock to acquire 100% of the Capital Stock of ProMark Data & Media Group, LLC.

As a result of these transactions, as of July 9, 2010 the Company has 58,614,002 Shares of Common Stock issued and outstanding.

(b)Use of Proceeds from Public Offering of Common Stock

NONE

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement or subsequent filings, filed under SEC File Number 333-144279, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Certificate of Merger*
3.2	Bylaws*
3.3	2009 Stock Incentive Plan*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 2010	MADISON AVE.MEDIA, INC., Registrant

By: /s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 12, 2010	MADISON AVE. MEDIA, INC., Registrant

By: /s/ JAMES LINDSEY
JAMES LINDSEY
Secretary and Treasurer
Chief Financial Officer (Principal
Executive Officer and Principal
Accounting Officer)