Form 10-Q/A
period 2009-11-30
MADISON AVE. MEDIA, INC.
filed 2010-10-13
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This amendment corrects the cover page to reflect the Registrant's status as a non-shell company. The Registrant's shell company status was terminated by a Current Report on Form 8K filed and effective on September 30, 2009.

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

October 13 , 2010		Kahzam, Inc., Registrant

	By:	/s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13 , 2010	Kahzam, Inc., Registrant

	By:	/s/ JAMES LINDSEY
JAMES LINDSEY
Secretary and Treasurer
Chief Financial Officer (Principal
Executive Officer and Principal
Accounting Officer)