Form 10-K
period 2010-08-31
MADISON AVE. MEDIA, INC.
filed 2010-11-15
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [ X]

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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second  fiscal quarter: $31,114,200

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2010 was: 35,816,502.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2010.

MADISON AVE. MEDIA, INC.

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

ITEM 1. BUSINESS

DESCRIPTION OF OUR COMPANY AND ITS PREDECESSORS

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

As a result of these transactions, as of August 31, 2010 the Company has 59,061,502 Shares of Common Stock issued and outstanding.  The Company’s Common Stock is currently publicly traded on the OTCBB under the trading symbol KHZM.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone number is 561-549-3131, and the fax number is 561-393-8505.  The Company’s principal website is www.MadisonAveMedia.com.

AVAILABLE INFORMATION

Madison Ave. Media, Inc. is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission.  These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).  We make available free of charge through links on our website at www.MadisonAveMedia.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

OVERVIEW OF OUR BUSINESS OPERATIONS

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

EMPLOYEES

At August 31, 2010, we had 14 full-time employees and 10 temporary or contract employees, for a total of 24 employees.  None of our employees are represented by labor unions. We believe that our relationships with our employees are good.

OUR MARKETING GROUPS
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

We were incorporated in July, 2007, but did not commence our current business operations until May, 2009 following our merger with Kahzam, Inc.  Accordingly, we have had a very limited operating history upon which an evaluation of our future success or failure can be made.   Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things, our ability to raise sufficient capital to fund the expansion of our business operations, our ability to attract customers who will buy our services from us, and our ability to generate revenues through the sale of our services.  Based upon current plans, we expect to increase our revenues from operations during the balance of this calendar year and thereafter.  However, we cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

Our ability to protect our intellectual property is essential to the growth and development of our products and services.

We rely, in part, on trade secrets and know-how to develop and maintain our competitive position and technological advantage on our existing intellectual property and any future intellectual property we develop. We protect our intellectual property through a combination of trademark, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We have and intend to continue entering into confidentiality agreements with our employees, consultants and vendors; and generally seeking to control access to and distribution of our intellectual property. These methods may not be adequate to protect our intellectual property.

If our revenue or cash flow from operations does not increase, we may need to raise capital to fund operations in the future.

We used cash of approximately $1,030,697 in our operations during fiscal 2010. Although we anticipate that our cash, current assets and projected cash flows from operations will be sufficient to fund our business through fiscal 2011, this may prove inaccurate. Our business can change unpredictably due to a variety of factors, including competition, regulation, legal proceedings or other events, which could impact our funding needs or our cash flow from operations or increase our required capital expenditures. If our revenue or cash flow does not increase, or if unforeseen events arise, we may need to raise capital through equity or debt financing or through the establishment of other funding facilities in order to maintain operations. In the current market condition, raising capital has been, and may continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on favorable terms. Also, if we raise additional funds by selling equity or equity-based securities, the ownership of our existing stockholders will be diluted.

Any inability to obtain sufficient capital to fund operations when needed would have a material adverse effect on our financial position, results of operations and ability to continue in existence, and we could be forced to seek protection from creditors under the bankruptcy laws or cease operations. During fiscal 2011, we plan to make additional investments in our technology infrastructure, operations and other areas of our business in an effort to become more competitive and to increase our revenue. These efforts will use significant amounts of time, effort and funding.

We may consider strategic alternatives and acquisition or divestiture opportunities.

From time to time, we may consider strategic alternatives or other acquisition or divestiture opportunities, which could include merger, asset sale, joint venture or similar transaction. There are significant risks and uncertainties associated with acquisition or sales transactions. If we were to seek to grow by acquisition, factors which could affect the success of such a transaction include

·	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits,
·	diversion of management’s attention from current operations,

·	the possibility that we may be adversely affected by risk factors facing the acquired companies, and

·
acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the stockholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We lease approximately 12,000 square feet of office space in Boca Raton, FL for our executive offices. The current monthly rent under the lease is $29,000,.  The lease term expires February, 2014.

We also lease approximately 1,500 square feet of office space  for the Company’s TeCoup subsidiary.

In the opinion of management, the leased premises are adequately covered by insurance. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Madison Ave. Media, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Madison Ave. Media, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Madison Ave. Media, Inc. Common Stock.  All of these corporate actions were approved and ratified on May 12, 2009 by holders of a majority of the shares of Common Stock then issued and outstanding upon written consent in accordance with the provisions of the Corporation Law of the State of Delaware and the By-Laws of the Company.

On May 31, 2010, the Company acquired 100% of the issued and outstanding shares of ProMark Data & Media Group LLC in exchange for 33,000,000 Shares of Common Stock of the Company. ProMark is a full service online marketing firm specializing in permission based opt-in email data, Mobile SMS, email append as well as traditional postal data.  Effective June, 2010, the name of the Company was changed to Madison Ave. Media, Inc.  All of these corporate actions were approved and ratified on May 31, 2010 by holders of a majority of the shares of Common Stock then issued and outstanding upon written consent in accordance with the provisions of the Corporation Law of the State of Delaware and the By-Laws of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was originally listed on the OTC Bulletin Board on May 7, 2008 under the symbol “CEUR”.  Following the completion of our corporate merger and the three-for-one forward-split of our Common Stock, in September 2009 our trading symbol was changed to “KHZM”  The high and low bid prices reflect trading in our Common Stock between that date and August 31, 2010.

	HIGH	LOW	HIGH	LOW
	BID	BID	ASK	ASK
Fiscal Year 2010:

Quarter Ended 11/30/09	$1.75	$.50	$1.95	$.55
Quarter Ended 2/28/10	$1.90	$.50	$1.95	$60
Quarter Ended 5/31/10	$1.90	$.28	$2.10	$.40
Quarter Ended 8/31/10	$1.60	$.45	$1.80	$.50

Fiscal Year 2009:

Quarter Ended 8/31/09	$1.50	$1.10	$1.95	$1.50

Sales prices do not include commissions or other  adjustments  to the selling  price.  All prices are adjusted  for the  three-for-one forward  split of Common Stock which was effective in June, 2009.

(b)  HOLDERS - As of August 31, 2010,  there were 101  shareholders  of record of the Company's Common Stock.

The stock transfer agent for our securities is Signature Stock Transfer, Inc., Plano, TX.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 15, 2010 the company completed a share exchange agreement with TECOUP.COM LLC whereby the Company acquired 100% of the capital stock of TeCoup in exchange for 2,000,000 Shares of Common Stock of the Company.

On January 20, 2010 the company issued 734,000 Shares to various members of the Board of Directors and employees.  On May, 31, 2010, the Company  issued 33,000,000 Shares of its Common Stock to acquire 100% of the Capital Stock of ProMark Data & Media, LLC.

 In September, 2010, the company issued for 85,000 Shares of fully-paid and non-assessable Common Stock for $30,000 in cash consideration.

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant's marketing operations. Group Molinari LLC is the controlling shareholder of both Financial Network Media, LLC and the Registrant.

On October 11, 2010, the Board of Directors of the Registrant authorized and approved the issuance of 100,000 Shares of Convertible Preferred Stock to be designated "Series A Convertible Preferred Stock" and which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation to be filed with the Secretary of State of Delaware. On the same date, Group Molinari LLC, the controlling shareholder of the Registrant, agreed to exchange 49,000,000 Shares of Common Stock of the Registrant for 100,000 Shares of Series A Convertible Preferred Stock. The conversion will be completed prior to October 31, 2010, and upon such conversion the 49,000,000 Shares of Common Stock will be retired by the Registrant. Group Molinari LLC will retain voting control of the Registrant subsequent to the conversion through voting rights granted to the holders of the Series A Convertible Preferred Stock.

On October 20, 2010 the company issued 100,000 Shares to Small Cap voice.com Inc. for services.

On October 20, 2010 the company issued 100,000 Shares to IAB Media, Inc. for services.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2009 Incentive Compensation Plan

On June 1, 2009, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved a new 2009 Incentive Compensation Plan.  The purpose of our Incentive Compensation Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us.  As of August 31, 2010, no awards under the Plan have been made.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions.  All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets, as well as more specific risks and uncertainties affecting the Company.  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control.  Future operating results and the Company’s stock price may be affected by a number of factors.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ITEM 1. BUSINESS,” and all subsections therein, including, without limitation, the subsection entitled, “FACTORS THAT MAY AFFECT THE COMPANY,” and the section entitled “MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS,” all contained in this Annual Report on Form 10-K.  Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.  Therefore, you should not rely on any such forward-looking statements.  Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.  You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Results of Operations

The following discussion is based on the financial statements of the Company.  The following tables and discussion summarize our financial statements for the years ended August 31, 2010 and 2009, and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report on Form 10-K at Part II, Item 8, below.

SUMMARY COMPARISON OPERATING RESULTS
	Year ended Aug. 31,
	2010	2009
Gross Profit	101,249	----
Total operating expenses	1,227,562	410,476
Loss from operations	(1,126,314)	(410,476)
Total other income (expense)	---	---
Net income (loss)	(1,126,314)	(410,476)
Net income (loss) per share	( .04)	( .01)

Our operating expenses have increased from the year ended August 31, 2010 compared with the year ended August 31, 2009.

Year ended August 31, 2010 compared to year ended August 31, 2009

         The Company reported $ 205,853 of revenue for the Year Ended August 31, 2010  and $   0  for  the  comparable  period  in  2009  This  increase  is  attributable  to the acquisition of the Company's  Promark Data and Media subsidiary in March, 2010

         Cost of sales for the Year Ended  August  31,  2010 were $ 104,604 as compared to cost of sales of $   0 during the same period in 2009.

Selling, general and administrative and marketing expenses were $1,195,326 for the Year Ended December 31, 2010 as compared to $407,966 in 2009. This increase is attributable to the acquisition of the Company's Promark Data and Media subsidiary and the growth of the Company’s overall business operations.

         Depreciation and amortization  costs were  $32,237  for the Year Ended  August  31,  2010 compared to $_2,510 in 2009.

         The  Company  reported  a net loss of  ($1,126,314)  for the  Year  Ended August 31, 2010 as compared to a net loss of ($410,476) during the same period in 2009.  This  represents  a loss per share of  $(.040)  during  the Year  Ended August  31, 2010 as compared to a loss per share of $(.01) for the same period in 2009.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents

The Company’s working capital deficit at August 31, 2010 was $962,128 compared to $410,555 at August 31, 2009. The ratio of current assets to current liabilities was .0228 to 1 at August 31, 2010 compared to .0254 to 1 at August 31, 2009.  The decrease in the ratio is primarily due to the increase in cash and cash equivalents which was ($532,065) at August 31, 2010 versus  ($42,575) at August 31, 2009.

Net cash used in operating activities was ($532,065) in 2010 compared with ($42,575) in 2009.

Cash flow from financing activities was $1,042,472 in 2010  compared to $39,850 in 2009.

As a result, cash and cash equivalents increased to $12,804 as of August 31, 2010 versus $1,026 at August 31, 2009.  It will be necessary for the Company to raise additional capital to continue its business activities in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $12,804 with liabilities of $984,616,as compared with a cash balance of $1,026 and liabilities of $421,266 at August 31, 2009.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders
Madison Ave. Media, Inc.

I have audited the accompanying balance sheet of Madison Ave. Media, Inc., at August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2010 and 2009 and for the period from July 23, 2007 (inception) to August 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Ave. Media, Inc. at August 31, 2010 and 2009, and the related statements of operations and cash flows for the years ended August, 31 2010 and 2009 and the period from July 23, 2007 (inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

HARRIS F. RATTRAY CPA
Pembroke Pines, Florida
November 15, 2010,

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
BALANCE SHEETS
August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009
ASSETS
Current assets:
Cash	$12,804	$1,026
Other current assets	9,684	9,684
Total current assets	22,488	10,710

Property and equipment, net	122,343	11,100

Intangible assets, net	350,000	-

Other assets, net	8,024	1,534

Goodwill	39,400	39,400

TOTAL ASSETS	$542,254	$62,744

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$351,676	$293,816
Payroll liabilities	435,268	43,577
Loans payable - related parties	197,672	83,873
Total current liabilities	984,616	421,266

Total liabilities	984,616	421,266

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 150,000,000 shares authorized: and 59,061,502 shares and 19,500,000 issued and
outstanding as of August 31, 2010 and 2009	5,906	1,950

Additional paid-in capital	1,116,368	77,850

Deficit accumulated during the development stage	(1,564,636)	(438,322)
	(442,361)	(358,522)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$542,254	$62,744

See accompanying notes

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			July 23, 2007
			(inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2010	2009	2010

Revenues:	$205,853	$-	$205,853
Cost of revenues	104,604	-	104,604
Gross profit	101,249	-	101,249

Operating expenses:
Selling, general and administrative	1,195,326	407,966	1,631,137
Depreciation and amortization	32,237	2,510	34,747
Total expenses	1,227,562	410,476	1,665,884

Loss from operations	(1,126,314)	(410,476)	(1,564,636)

NET INCOME (LOSS)	$(1,126,314)	$(410,476)	$(1,564,636)

BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	32,762,298	3,384,931	32,762,298

See accompanying notes.

MADISON AVE. MEDIA INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stages	Total

Balance, August 31, 2008	2,500,000	$250	$39,750	$(27,846)	$12,154

Stock issued to existing shareholders of
Kahzam on May 12, 2009 @ 0.01 per share	4,000,000	400	39,400		39,800

Three for one split on May 12, 2009	13,000,000	1,300	(1,300)		-
					-
Net loss, year ended August 31, 2009				(410,476)	(410,476)

BALANCE AUGUST 31, 2009	19,500,000	1,950	77,850	(438,322)	(358,522)

Stock issued for cash September 1, 2009	125,000	13	124,987		125,000
stocks issued @ 0.14026 per share	2,905,002	290	299,710		300,000

Share exchange on January 15, 2010 to the
shareholders of TeCoup.Com LLC @.0001 per share	2,000,000	200	74,877		75,077

Stocks issued to Board Members on January 20,
2010 for services@0.02195 per share	734,000	73	16,112		16,185

Stocks issued to Cracker Jack on March 1, 2010
for services @ 0.02195 per share	250,000	25	6,274		6,299

Stocks issued to Robert Mirabito on March 1, 2010
for services @ 0.02195 per share	100,000	10	2,185		2,195

Stock issued for cash March 17, 2010
stocks issued @ 1.000 per share	42,000	4	41,996		42,000

Stocks issued to Group Molinari on May 31, 2010
to aquire 100% of the capital stock of Promark Data
& Media LLC @ 0.0125 per share	33,000,000	3,300	409,200	-	412,500

Stocks issued to various people on July for services
for services @ 0.02195 per share	350,000	35	7,683		7,718

Stock issued for cash August 27, 2010
stocks issued @ 1.000 per share	55,500	6	55,494		55,500

Net Loss, year ended August 31, 2010				(1,126,314)	(1,126,314)

BALANCE, AUGUST 31, 2010	59,061,502	5,906	1,116,368	(1,564,636)	$(442,362)

See accompanying notes.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			July 23, 2007
			(inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,126,314)	$(410,476)	$(1,564,636)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:
Depreciation	32,237	892	34,990
Amortization	-	1,861	-
Changes in operating assets and liabilities:
(Increase) in other current assets	-	(9,684)	(9,684)
Increase in accounts payable	57,860	288,316	351,676
(Increase) in other assets	(6,490)	(1,534)	(8,024)
(Increase) in goodwill	-	(39,400)	(39,400)
Increase in other payables	391,691	43,577	435,268
Increase in related party loans	118,951	83,873	202,824

Net cash (used in) provided by operating activities	(532,065)	(42,575)	(596,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,632)	(13,853)	(162,485)
Intangible asset, net	(350,000)		(350,000)

Net (cash used) in investing activities	(498,632)	(13,853)	(512,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,956	1,700	5,906
Additional paid in capital	1,038,518	38,100	1,116,368

Net cash used in provided by financing activities	1,042,474	39,800	1,122,274

(DECREASE) INCREASE IN CASH	11,778	(16,628)	12,804

CASH - BEGINNING OF YEAR	1,026	17,654	-

CASH - END OF PERIOD	$12,804	$1,026	$12,804

See accompanying notes.

MADISON AVE, MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2010 and August 31, 2009

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2010 and 2009 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	August 31	August, 31

	2010	2009

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	0%	0%

The Company has a net operating loss carry forward as of August  31, 2010 of approximately $1,564,636 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

As shown in the accompanying financial statements, the Company incurred a net loss for the year ending August 31, 2010 of $1,126,314 and cumulatively since inception for the period July 23, 2007 to August 31, 2010 of $1,564,636. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

3.              BUSINESS ACQUISITION AND COMBINATION

The company completed the acquisition of Tecoup and Promark Data and Media Group during the second quarter of 2010. The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The assets purchased and the liabilities assumed for these acquisitions have been reflected in the accounting consolidated balance sheet as of August 31, 2010. Results of operations for the adjustments are included in the accompanying consolidated earnings for the years ended August 31, 2010.

4.	FIXED ASSETS

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.  Equipment consists of the following:

	August 31,	August 31,
	2010	2009

Computer software	148,260	$9,307
Furniture and Fixtures	654	654
Office Equipment	13,570	3,892
	162,484	13,853
	-
Depreciation	40,141	2,753
	122,343	$11,110

5.	INTANGIBLE ASSET

Intangible asset consist of the Customer List acquired in connection with the acquisition of Promark Data and Media LLC.  The Company evaluates the amortization period of intangible assets on an ongoing basis, in light of changes in business conditions and events or circumstances, which may indicate its potential impairment

6.             STOCKHOLDERS EQUITY

The Company has authorized 150,000,000 shares of $ 0.0001 par value common stock, with 59,061,502 shares issued and outstanding.

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

On March 17, 2010 42,000 of Common Stock was issued @$1.00 per share for cash to various investors.

On May, 31, 2010, the Company issued 33,000,000 Shares of its Common Stock to acquire 100% of the Capital Stock of ProMark Data & Media Group, LLC.  The controlling shareholder of ProMark Data & Media Group, LLC, Group Molinari LLC, is also the principal and controlling shareholder of the Company.  Peter Molinari, the Managing Member of Group Molinari LLC, is an Executive Vice President of the Company, and his father Stephen Molinari is the Chairman of the Company’s Board of Directors

From July 28, 2010 to August 31, 2010, the Company issued 354,500 Shares of the Registrant’s Common Stock to various people for services:

As a result of these transactions as of August 31, 2010 the Company has 59,061,502 Shares of Common Stock issued and outstanding.

7.	COMMITMENTS AND CONTINGENCIES

The Company rents office space in Boca Raton, Florida under a sublease that commenced in April 2009. The total rent for 2009 was $31,962.  Future lease expenses are approximately $29,000 monthly with the expanded services.

8.	RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

10.           SUBSEQUENT EVENTS

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant's marketing operations. Group Molinari LLC is the controlling shareholder of both Financial Network Media, LLC and the Registrant.

On October 11, 2010, the Board of Directors of the Registrant authorized and approved the issuance of 100,000 Shares of Convertible Preferred Stock to be designated "Series A Convertible Preferred Stock" and which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation to be filed with the Secretary of State of Delaware. On the same date, Group Molinari LLC, the controlling shareholder of the Registrant, agreed to exchange 49,000,000 Shares of Common Stock of the Registrant for 100,000 Shares of Series A Convertible Preferred Stock. The conversion was completed prior to October 31, 2010, and upon such conversion the 49,000,000 Shares of Common Stock will be retired by the Registrant. Group Molinari LLC will retain voting control of the Registrant subsequent to the conversion through voting rights granted to the holders of the Series A Convertible Preferred Stock.

ITEM 8A .   CONTROLS AND PROCEDURES

Disclosure Regarding Controls and Procedures

As of August 31, 2010, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2010.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal year ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers of the Company” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There is hereby incorporated by reference the information under the captions “Voting” and “Security Ownership of Certain Beneficial Owners and Management” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s year ended August 31, 2010.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information under the caption “Ratification of Appointment of Auditors” in Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s year ended August 31, 2010.

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

Madison Ave. Media, Inc.

November 15, 2010	by: /s/	STEPHEN MOLINARI
STEPHEN MOLINARI
Chairman, Director and Acting CFO

November 15, 2010	by: /s/	JAMES LINDSEY
JAMES LINDSEY
Chairman and President