Form 10-Q
period 2010-11-30
MADISON AVE. MEDIA, INC.
filed 2011-01-21
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

Stephen Molinari
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 86,046,502 shares as of January 14, 2011

MADISON AVE. MEDIA, INC.
FORM 10-Q
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of May 31, 2010 and August 31, 2009	2

Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2010 and 2009	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signature	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended November 30, 2010, prepared by the company, immediately follow.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	(Unaudited)
	As of	As of
	November 30,	August 31,
	2010	2010
ASSETS

Current assets:
Cash	$67	$12,804
Other current assets	15,305	9,684
Total current assets	15,372	22,488

Property and equipment, net	109,087	122,343

Other assets, net	8,024	8,024

Goodwill	39,400	39,400

Intangible asset,net	2,850,000	350,000

TOTAL ASSETS	$3,021,459	$542,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$524,501	$351,676
Payroll liabilities	435,268	435,268
Due to related parties	197,672	197,672
Total current liabilities	1,157,441	984,616

Total liabilities	1,157,441	984,616

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 150,000,000
shares authorized: and 86,046,502 shares and 58,614,002 issued
and outstanding as of November 30, 2010 and August 31, 2010, respectively	8,605	5,906

Additional paid-in capital	3,646,368	1,116,368

Deficit accumulated during the development stage	(1,788,256)	(1,564,636)
Stockholders' Equity	1,864,018	(442,362)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,021,459	$542,254

See accompanying notes.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
			July 23, 2007
			(inception)
	Three Months	Three Months	through
	November 30,	November 30	November 30
	2009	2010	2010

REVENUES	$229	$54,322	$260,175
Cost of Revenues		32,562	137,166
Gross Profit	229	20,760	122,009

EXPENSES:
Selling, general and administrative	114,026	231,467	1,862,604
Depreciation and amortization	687	12,913	47,660

Total expenses	114,713	244,380	1,910,264

Loss from operations	(114,486)	(223,620)	1,788,256)

NET INCOME (LOSS)	$(114,486)	$(223,620)	$(1788256)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(.0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	9,420,989	48,520,110

See accompanying notes.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
			July 23, 2007
	Three months	Three months	(inception)
	Ending	ending	through
	November 30,	November 30,	August 31,
	2009	2010	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,486)	(223,620)	(1,788,256)
Adjustments to reconcile increase(decrease) in net assets
to cash provided by operating activities:
Depreciation	223	12,913	47,903
Amortization	465	0	0
Changes in operating assets and liabilities:
(Increase) in other current assets	-	(5,621)	(15,305)
(Decrease)/increase in accounts payable	(263,888)	172,825	524,501
(Increase) in other assets	-		(8,024)
(Increase) in goodwill	-		(39,400)
Increase in payroll liabilities	41,044		435,268
(Decrease)/increase in amounts due to related parties	(58,484)		202,824

Net cash (used in) operating activities	(395,126)	(43,503)	(843,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(162,485)
Purchases of intangible property	(30,699)	0.00	(350,000)

Net (cash used) in investing activities	(30,699)	0.00	(512,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	303		5906
Additional paid in capital	424,697	2,530,000	3,646,368

Net cash provided by financing activities	425,000	2,530,000	3,652,274

(DECREASE) INCREASE IN CASH	(825)	(12,737)	67

CASH - BEGINNING OF YEAR	1,026	12,804	0

CASH - END OF YEAR	$201	67	67

See accompanying notes.

MADISON AVE, MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended November 30, 2010

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation. Madison Ave. Media, Inc. (formally Kahzam, Inc.) (the Company) was incorporated on July 23, 2007 as Centaurus Resources, Inc., under the laws of the State of  Delaware, and established a fiscal year end of August 31. On May 12, 2009, the Company acquired 100% of the issued and outstanding Common Stock of Kahzam, Inc., a Florida Corporation, in exchange for 4,000,000 Shares of the Company’s Common Stock.  Following this acquisition, the Company completed a statutory merger, which became effective on May 31, 2009, and the name of the Company was changed to Kahzam, Inc. (a Delaware corporation).  Simultaneously with the merger, each Share of issued and outstanding Common Stock of the Company was exchanged for three Shares of new Kahzam, Inc. Common Stock.

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2010 and the quarter ended November 30, 2010 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	August 31	Nov. 30

	2010	2010

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	0%	0%

The Company has a net operating loss carry forward as of November 30, 2010 of approximately $1,788,256 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

As shown in the accompanying financial statements, the Company incurred a net loss for the year ending August 31, 2010 of $1,126,314, for the quarter ended November 30, 2010 of $233,620, and cumulatively since inception for the period July 23, 2007 to November 30, 2010 of   $1,788,256. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

3.	BUSINESS ACQUISITION AND COMBINATION

The company completed the acquisition of Tecoup and Promark Data and Media Group during the second quarter of 2010, and the acquisition of certain assets in October, 2010. The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The assets purchased and the liabilities assumed for these acquisitions have been reflected in the accounting consolidated balance sheet as of November 30, 2010. Results of operations for the adjustments are included in the accompanying consolidated earnings for the three months ended November 30, 2010.

4.	FIXED ASSETS

Equipment are stated at cost and depreciated on the straight-line method over their estimated useful lives of five to seven years.

5.	INTANGIBLE ASSET

Intangible assets consist of the Customer List acquired in connection with the acquisition of Promark Data and Media LLC and the acquisition of a database from Financial Network Media.  The Company evaluates the amortization period of intangible assets on an ongoing basis, in light of changes in business conditions and events or circumstances, which may indicate its potential impairment

6.	STOCKHOLDERS EQUITY

The Company has authorized 150,000,000 shares of $ 0.0001 par value common stock, with 86,046,502 shares issued and outstanding.

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

As a result of these transactions as of November 30, 2010 the Company has 86,046,502 Shares of Common Stock issued and outstanding.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “ Business Combinations ,” which establishes how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. ”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  SFAS No. 160 is effective for fiscal years beginning December 15, 2008.  The Company does not expect that this interpretation will have a material impact on its financial statements.

10.	SUBSEQUENT EVENTS

On October 11, 2010, the Board of Directors of the Registrant authorized and approved the issuance of 100,000 Shares of Convertible Preferred Stock to be designated "Series A Convertible Preferred Stock" and which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation to be filed with the Secretary of State of Delaware. On the same date, Group Molinari LLC, the controlling shareholder of the Registrant, agreed to exchange 49,000,000 Shares of Common Stock of the Registrant for 100,000 Shares of Series A Convertible Preferred Stock.   On January 14, 2011, the Registrant and Group Molinari LLC mutually agreed to terminate the exchange agreement, and the Board of Directors of the Registrant rescinded its prior authorization for the designation of “Series A Convertible Preferred Stock”.

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

On May 31, 2010, the Company acquired 100% of the issued and outstanding shares of ProMark Data & Media Group LLC from Group Molinari LLC in exchange for 33,000,000 Shares of Common Stock of the Company. ProMark is a full service online marketing firm specializing in permission based opt-in email data, Mobile SMS, email append as well as traditional postal data.  Group Molinari LLC is the majority shareholder of the Company.  Stephen Molinari, the Chairman of the Company, is an affiliate of Group Molinari LLC.

Effective June, 2010, the name of the Company was changed to Madison Ave. Media, Inc.

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant’s marketing operations. Group Molinari LLC is an affiliate of both Financial Network Media, LLC and the Registrant.  Stephen Molinari, the Chairman of the Company, is an affiliate of Group Molinari LLC.

As a result of these transactions, as of December 29, 2010 the Company has 86,046,502 Shares of Common Stock issued and outstanding.  The Company’s, Common Stock is currently publicly traded on the OTCBB under the trading symbol KHZM.

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

With the power of proprietary software wrapped in industry expertise, we provide highly measurable results to the universe of advertisers and marketers. We deliver enterprise business intelligence harvested from unstructured data across the digital landscape -- we help companies hear what their clients are saying about them in a highly actionable form. From there, we assemble deep understanding about our clients’ customers – their perceptions, wants and needs, and then we create uniquely targeted campaigns and media plans based on these analytic findings. These are public opinion sources that hold unstructured language, such as message boards, chatrooms, and blogs. Our business and statistical analysis converts millions of sound bytes into actionable and measurable strategies and plans – for our clients, which we then design, build and continuously measure. As such, we develop long term, deep client relationships - built on scalable intelligence implemented and expanded by category experts from the advertising and communications industries.

In the United States, businesses budget over $400B/year for marketing and communications. Most of this money is being spent on traditional media and campaigns, while the audience has shifted to a personalized, web and mobile consumption model. Madison Ave. Media delivers the power and technology to rapidly move the bulk of this spending to a personalized and measurable digital delivery system. We understand that clients do not simply buy technology, and that things like search engine optimization are now commodities. Our deliverable is personalized marketing intelligence, targeted campaigns built upon pinpoint knowledge, delivered where the audience consumes, and measured down to lift, ROI, market share and comparative positioning. Even deeper, our ability to assemble unstructured conversations into C level action plans, essentially gives our clients a reliable predictive modeling telescope. From that, we formulate strategies and tactics to deliver a sustainable competitive advantage. Madison Avenue has built and acquired software assets, a scalable technology backbone, a team of industry experts and business leaders, and actionable data on over 150M consumers and business’ with reach capabilities via web and mobile platforms.

Madison Ave. Media has proven technology and solutions, core assets, plus scalable and proprietary technology. The company is positioned with market ready answers in front of a reachable aggregate budget of over $400B/year. Clients have invested in basic enabling technology, and the audience is equipped with personalized digital devices. Madison Ave. Media crosses the divide - and brings seller and buyer together in an intelligent, personalized and highly scalable manner. Our advanced business intelligence strategy enables us to create the most highly relevant, personalized, content rich, client-targeted campaigns in the industry.

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

Companies must be convinced that they can "track marketing efforts precisely".

Madison Ave. Media delivers on that imperative. In fact, we

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

Currently, MMG can provide real-time coupon delivery to tens of millions of cell phone users. This database can be targeted by state, zip code and/or area code. And, MMG is implementing aggressive, regional, grass roots branding and viral marketing plan that will significantly expand and enrich this database with millions of new, mobile-driven consumers and dozens of targetable behavioral marketing attributes. While the plan focuses on young people, college students, sports and event enthusiasts, and other savvy members of “Generation Text,” MMG expects a high degree of acceptance among all demographic, psychographic and behavioral groups.

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

The Madison Ave. Media Email Marketing Group (EMG)

Madison Ave. Media’s Email Marketing Group (EMG) specializes in permission-based direct email marketing, as well as traditional direct mail, database enhancement, direct mail list rentals and custom lead generation.

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

The IMG platform has been specifically designed to capture and deliver these data and targets. It includes comprehensive tracking and analytics, as well as proprietary Differentiated Business Intelligence. This technology transcends standard data profiling and delivers invaluable, real-time consumer perceptions, preferences and insights. These data will enable advertisers to craft laser-focused messages and offers that speak directly to individual consumers. As a result, IMG is poised to carve out a significant share of the estimated $23 billion U.S. Internet advertising market.

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

WCMG also deploys PPC marketing tactics based on a combination of quality advertisements, optimal keywords, savvy bidding and competitive advantages that deliver client campaigns to prime page position with a lower cost per-acquisition. WCMG constantly monitors the online keyword auctions to enable bid adjustments and achieve the best results at the lowest possible cost. It also builds customized landing pages and other tools to help consumers and advertisers take full advantage of each interaction, each offer and each transaction.

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

Our unique matrix of proprietary, marketing, media and technology resources and solutions has the power to reinvent brands, redouble customer confidence and value, and reshape a global marketplace one consumer at a time.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date. We incurred operating expenses of $244,380 and $114,713 for the three months Ended Nov. 30, 2010 and Nov. 30, 2009,  respectively.  These expenses  consisted of general operating  expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission.  Our revenues for the three months ended Nov. 30, 2010 were $54,322, a significant increase from the $229 in revenues for the three months ended Nov. 30, 2009.

Our net loss from inception through Nov. 30, 2010 was $(1,788,256).

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at Nov. 30, 2010 were $15,372 with current liabilities of $1,158,079, as compared with current assets of $23,000 and current liabilities of $985,000 at August 31, 2010.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our directors  who have informally agreed to advance funds to allow us to pay for business operations, however, our directors have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

With the power of proprietary software wrapped in industry expertise, we provide highly measurable results to the universe of advertisers and marketers. The Company delivers enterprise business intelligence harvested from unstructured data across the digital landscape -- we help companies hear what their clients are saying about them in a highly actionable form. From there, we assemble deep understanding about our clients’ customers – their perceptions, wants and needs, and then we create uniquely targeted campaigns and media plans based on these analytic findings. We do this through our proprietary aggregation technology, which enables us to “listen in” on unstructured databases. These are public opinion sources that hold unstructured language, such as message boards, chartrooms, and blogs. Our business and statistical analysis converts millions of sound bytes into actionable and measurable strategies and plans – for our clients, which we then design, build and continuously measure. As such, we develop long term, deep client relationships - built on proprietary and scalable intelligence implemented and expanded by category experts from the advertising and communications industries.

In the United States, businesses budget over $400B/year for marketing and communications. Most of this money is being spent on traditional media and campaigns, while the audience has shifted to a personalized, web and mobile consumption model. Madison Ave. Media delivers the power and technology to rapidly move the bulk of this spending to a personalized and measurable digital delivery system. We understand that clients do not simply buy technology, and that things like search engine optimization are now commodities. Our deliverable is personalized marketing intelligence, targeted campaigns built upon pinpoint knowledge, delivered where the audience consumes, and measured down to lift, ROI, market share and comparative positioning. Even deeper, our ability to assemble unstructured conversations into C level action plans, essentially gives our clients a reliable predictive modeling telescope. From that, we formulate strategies and tactics to deliver a sustainable competitive advantage. Madison Avenue has built and acquired software assets, a scalable technology backbone, a team of industry experts and business leaders, and actionable data on over 150M consumers with reach capabilities via web and mobile platforms.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $15,372 at Nov. 30, 2010.   Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

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

At December 29, 2010, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant’s marketing operations. Group Molinari LLC is an affiliate of both Financial Network Media, LLC and the Registrant.  Stephen Molinari, the Chairman of the Company, is an affiliate of Group Molinari LLC.

During the three months ended November 30, 2010, the Company issued a total of 2,085,000 shares of common stock to non-affiliates in lieu of cash compensation for services rendered to the Company.

As a result of these transactions, as of December 29, 2010 the Company has 86,046,502 Shares of Common Stock issued and outstanding.

(b)Use of Proceeds from Public Offering of Common Stock

NONE

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

Not applicable.

ITEM 5.  Other Information

On October 11, 2010, the Board of Directors of the Registrant authorized and approved the issuance of 100,000 Shares of Convertible Preferred Stock to be designated "Series A Convertible Preferred Stock" and which shall bear the rights, privileges and preferences as set forth in the Certificate of Designation to be filed with the Secretary of State of Delaware. On the same date, Group Molinari LLC, the controlling shareholder of the Registrant, agreed to exchange 49,000,000 Shares of Common Stock of the Registrant for 100,000 Shares of Series A Convertible Preferred Stock.   On January 14, 2011, the Registrant and Group Molinari LLC mutually agreed to terminate the exchange agreement, and the Board of Directors of the Registrant rescinded its prior authorization for the designation of “Series A Convertible Preferred Stock”.

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

January 21, 2011	MADISON AVE.MEDIA, INC., Registrant

By: /s/ JAMES LINDSEY
JAMES LINDSEY
President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

January 21, 2011	MADISON AVE. MEDIA, INC., Registrant

By: /s/ STEPHEN MOLINARI
STEPHEN MOLINARI
Chairman and Acting Principal
Accounting Officer