Form 10-Q
period 2011-02-28
MADISON AVE. MEDIA, INC.
filed 2011-04-19
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

James Lindsey
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,996,502 shares as of April 12, 2011

MADISON AVE. MEDIA, INC.
FORM 10-Q
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of Feb. 28, 2011 (unaudited) and August 31, 2010	2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended Feb. 28, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended Feb. 28, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signature	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2

2

 ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended February 28, 2011, prepared by the company, immediately follow.

MADISON AVE. MEDIA. INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	February 28,	August 31,
	2011	2010
ASSETS
Current assets:
Cash	$107,102	$12,804
Accounts receivable, net	31,111	9,684
Due from related parties	26,061	-
Total current assets	164,274	22,488

Property and equipment, net	28,605	122,343

Other assets, net	37,534	8,024

Intangible asset, net	293,216	389,400

TOTAL ASSETS	$523,629	$542,255

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$170,063	$351,676
Payroll liabilities	107,020	435,268
Due to related parties	306,635	197,672
Total current liabilities	583,718	984,616

Convertible notes payable	586,839	-

Total liabilities	1,170,557	984,616

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 150,000,000 shares authorized: and 73,746,502 shares and 59,061,502 issued and
outstanding as of February 28, 2011 and August 31, 2010	7,374	5,906

Additional paid-in capital	1,644,216	1,116,368

Deficit accumulated during the development stage	(2,298,519)	(1,564,636)
	(646,928)	(442,362)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$523,629	$542,254

The accompanying notes are an integral part of these financial statements.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
						July 23, 2007
	Three months	Three months	Six months	Six months		(inception)
	ended	ended	ended	ended	Year Ended	through
	February 28,	February 28,	February 28,	February 28,	August 31,	February 28,
	2011	2010	2011	2010	2010	2011

REVENUES	$11,347	$28	$65,669	$257	$205,853	$271,522
Cost of Revenues	5,801		39,363	-	104,604	143,967
Gross Profit	5,546	28	26,306	257	101,249	127,555

EXPENSES:
Selling, general and administrative	506,505	162,653	737,972	276,078	1,195,326	2,369,109
Depreciation and amortization	9,303	4,617	22,216	4,617	32,237	56,963

Total expenses	515,808	167,270	760,188	280,695	1,227,563	2,426,072

Loss from operations	(510,263)	(167,242)	(733,883)	(280,438)	(1,126,314)	(2,298,518)

NET (LOSS)	$(510,263)	$(167,242)	$(733,883)	$(280,438)	$(1,126,314)	$(2,298,518)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.03)	$(0.01)	$(0.05)	$(0.33)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	78,139,835	5,492,952	78,139,835	5,492,952	3,384,931	78,139,835

The accompanying notes are an integral part of these financial statements.

Madison Ave. Media, Inc.
Statements of Shareholders Equity
(A Development Stage Company)
From July 23, 2007 (inception) to February 28, 2011

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stages	Total

Beginning balance, July 23, 2007		$-	$-	$-	$-

Stock issued to founder on August 13, 2007	1,500,000	150	14,850		15,000

Net loss, year ended August 31, 2007				(9,027)	(9,027)

BALANCE AUGUST 31, 2007	1,500,000	150	14,850	(9,027)	5,973

Stock issued for cash on December 31, 2007
@ $0.025 per share	1,000,000	100	24,900		25,000

Net loss, year ended August 31, 2008				(18,819)	(18,819)

BALANCE AUGUST 31, 2008	2,500,000	250	39,750	(27,846)	12,154

Stock issued for cash on May 12, 2009
@ $0.025 per share	4,000,000	400	39,400		39,800

	13,000,000	1300	(1,300)

Net loss, year ended August 31, 2009				(410,476)	(410,476)

BALANCE AUGUST 31, 2009	19,500,000	1950	77,850	(438,322)	(358,522)

Stocks issued for cash September 1, 2009	125,000	13	124,987		125,000
@ $0.14026 per share	2,905,002	290	299,710		300,000

Share exchange on January 15, 2010 to the
shareholders of TeCoup.com, LLC @.$001 per share	2,000,000	200	74,877		75,077

Stocks issued to Board Members on January 20,
2010 for services @ $0.02195 per share	734,000	73	16,112		16,185

Stocks issued to Cracker Jack on March 1, 2010
for services @ $0.2195 per share	250,000	25	6,274		6,299

Stocks issued to Robert Mirabito on March 1, 2010
for services @ $0.02195 per share	100,000	10	2,185		2,195

Stock issued for cash March 17, 2010
@ $1.00 per share	42,000	4	41,996		42,000

Stocks issued to Group Molinari on May 31, 2010
to aquire 100% of the capital stock of Promark
Data and Media LLC @0.0125 per share	33,000,000	3,300	409,200		412,500

Stocks issued to various people on July 28, 2010 for
services @ 0.02195 per share	350,000	35	7,683		7,718

Stocks issued for cash August 27, 2010
@ $1.00 per share	55,500	6	55,494		55,500

Net Loss, year ended August 31, 2010				(1,126,314)	(1,126,314)

BALANCE AUGUST 31, 2010	59,061,502	5,906	1,116,368	(1,564,636)	(442,362)

Stocks issued to various people on September 1, 2010
for services @ 0.02195 per share	1,450,000	145	318,130		318,275

Stocks issued for cash August 27, 2010
@ $1.00 per share now cancelled	(55,500)	(6)	(55,494)		(55,500)

Stocks issued to Cracker Jack on October 23, 2010
for services @ $0.2195 per share	(250,000)	(25)	(6,274)		(6,299)

Stocks issued to various people on October 23, 2010
for services @ 0.02195 per share	200,000	20	4,370		4,390

Stocks issued to various people on November 1, 2010
for services @ 0.02195 per share	140,500	14	3,070		3,084

Stocks issued to various people on November 3, 2010
for services @ $0.02195 per share	150,000	15	3,278		3,293

Stocks issued to Sean McGar on November 5, 2010
for services @ $0.02195 per share	350,000	35	7,648		7,683

Stocks issued to Group Molinari on October 31,
2010 to aquire certain assets of Financial Network
Media, LLC	25,000,000	2,500	312,500		315,000

Net Loss, period ended November 30, 2010				(223,620)	(223,620)

BALANCE NOVEMBER 30, 2010	86,046,502	8,604	1,703,596	(1,788,256)	(350,982)

Stocks issued for cash February 14, 2011
@ $0.02 per share	12,500,000	1,250	248,750		250,000

Stocks returned by Group Molinari on February 23,
2011 and the agreement to aquire certain assets
of Financial Network Media, LLC cancelled	(25,000,000)	(2,500)	(312,500)		(315,000)

Stocks issued to Sean McGar on February 23, 2011					-
for services @ $0.02195 per share	200,000	20	4,370		4,390

Net Loss, period ended February 28, 2011				(510,263)	(223,620)

	73,746,502	$7,374	$1,644,216	$(2,298,519)	$(635,212)

The accompanying notes are an integral part of these financial statements.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
						July 23, 2007
	Three months	Three months	Six months	Six months		(inception)
	ended	ended	ended	ended	Year Ended	through
	February 28,	February 28,	February 28,	February 28,	August 31,	February 28,
	2011	2010	2011	2010	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,263)	$(166,696)	$(733,883)	$(280,438)	$(1,126,314)	$(2,298,519)
Adjustments to reconcile increase(decrease) in net
assets to cash provided by operating activities:
Depreciation	(12,690)	9,769	223	9,992	32,237	35,213
Valuation adjustment of fixed assets	189,922	-	189,922		-	189,922
Changes in operating assets and liabilities:						-
(Increase) in other current assets	(15,806)	-	(21,427)	-	-	(31,111)
Increase in accounts payable	(354,661)	148,599	(181,836)	(115,289)	57,860	169,840
(Increase) in other assets	(29,510)	(180)	(29,510)	(180)	(6,490)	(37,534)
Increase in payroll liabilities	(328,248)	78,391	(328,248)	119,435	391,691	107,020
Increase in amounts due to related parties	81,612	(89,880)	82,902	(148,364)	118,951	285,726
Net cash (used in) provided by operating activities	(979,644)	(19,997)	(1,021,857)	(414,844)	(532,065)	(1,618,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(27,497)	-	(27,497)	(148,632)	(162,485)
Purchases of intangible property	330,730	30,699	-		(350,000)	(350,000)
Net (cash used) in investing activities	330,730	3,202	-	(27,497)	(498,632)	(512,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,468	(273)	1,468	576	3,956	7,374
Additional paid in capital	(59,299)	16,112	527,847	440,809	1,038,518	1,644,216
Convertible notes payable	586,839	-	586,839	-	-	586,839
Net cash used in provided by financing activities	529,008	15,839	1,116,155	441,385	1,042,474	2,238,430

(DECREASE) INCREASE IN CASH	(119,906)	(956)	94,298	(956)	11,778	107,102

CASH - BEGINNING OF YEAR	12,804	1,026	12,804	1,026	1,026	-

CASH - END OF YEAR	$(107,102)	$70	$107,102	$70	$12,804	$107,102

The accompanying notes are an integral part of these financial statements.

 ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended February 28, 2011, prepared by the company, immediately follow.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	(Unaudited)
	As of	As of
	Feb. 28,	August 31,
	2011	2010
ASSETS

Current assets:
Cash	97181	$12,804
Other current assets	45684	9,684
Accounts Receivable	58146
Total current assets	201011	22,488

Property and equipment, net	16242	122,343

Other assets, net	96465	8,024

Goodwill		39,400

Intangible asset, net	50000	350,000

TOTAL ASSETS	363718	$542,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	122705	$351,676
Payroll liabilities	230441	435,268
Due to related parties	189400	197,672
Convertible Notes Payable	586839
Total current liabilities	1129355	984,616

Total liabilities	1129355	984,616

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 150,000,000 shares authorized: and 74,996,502 shares and 58,614,002 issued and outstanding as of Feb. 28, 2011 and August 31, 2010, respectively	7500	5,906

Additional paid-in capital		1,116,368

Deficit accumulated during the development stage		(1,564,636)
Stockholders' Equity		(442,362)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	363718	$542,254
See accompanying notes.

	Three Months	Three Months		Six Months
	Ended	Ended		Ended
	02/28/11	02/28/10		02/28/11

REVENUES	$33,336.00	$28.00	$87,658.00
Cost of Revenues	$30,097.00	$0.00	$62,659.00
Gross Profit	$3,239.00	$28.00	$24,999.00

EXPENSES:
Selling, general and administrative	$564,058.00	$162,653.00	795,525.00
Depreciation and amortization	$0.00	$4,617.00	$12,913.00

Total expenses	$564,058.00	$167,242.00	$808,438.00

Loss from operations	$-560,819.00	$-167,242.00	$-783,438.00

NET INCOME (LOSS)	$-560,819.00	-167,242.00	$-783,438.00

BASIC EARNINGS (LOSS) PER SHARE	$-0.01	$-0.03	$-0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,996,502	5,492,952	74966502

	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	02/28/11	02/28/10	02/28/11
REVENUES	$33,336.00	$28.00	$87,658.00
Cost of Revenues	$30,097.00	$0.00	$62,659.00
Gross Profit	$3,239.00	$28.00	$24,999.00

EXPENSES:
Selling, general and administrative	$564,058.00	$162,653.00	$795,525.00
Depreciation and amortization	$0.00	$4,617.00	$12,913.00

Total expenses	$564,058.00	$167,242.00	$808,438.00

Loss from operations	$-560,819.00	$-167,242.00	-$783,438.00

NET INCOME (LOSS)	$-560,819.00	-167,242.00	-$783,438.00

BASIC EARNINGS (LOSS) PER SHARE	$-0.01	$-0.03	-$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,996,502	5,492,952	74966502

Common stock, par value $0.0001 per share; 150,000,000

Common stock, par value $0.0001 per share; 150,000,000

	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	02/28/11	02/28/10	02/28/11
REVENUES	$33,336.00	$28.00	$87,658.00
Cost of Revenues	$30,097.00	$0.00	$62,659.00
Gross Profit	$3,239.00	$28.00	$24,999.00

EXPENSES:
Selling, general and administrative	$564,058.00	$162,653.00	$795,525.00
Depreciation and amortization	$0.00	$4,617.00	$12,913.00

Total expenses	$564,058.00	$167,242.00	$808,438.00

Loss from operations	$-560,819.00	$-167,242.00	-$783,438.00

NET INCOME (LOSS)	$-560,819.00	-167,242.00	-$783,438.00

BASIC EARNINGS (LOSS) PER SHARE	$-0.01	$-0.03	-$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	74,996,502	5,492,952	74966502

See accompanying notes.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months	Six months
	Ending	Ending
	02/28/11	02/28/10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		-280438	)
Adjustments to reconcile increase(decrease) in net assets to cash provided by operating activities:

Depreciation		9992
Amortization
Changes in operating assets and liabilities:
(Increase) in other current assets			)
(Decrease)/increase in accounts payable		-115289
(Increase) in other assets		-180	)
(Increase) in goodwill		-200	)
Increase in payroll liabilities		119635
(Decrease)/increase in amounts due to related parties		-148364

Net cash (used in) operating activities		-414844	)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		-27497
Purchases of intangible property			)

Net (cash used) in investing activities		-27497	)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		576
Additional paid in capital		440809

Net cash provided by financing activities		441385

(DECREASE) INCREASE IN CASH		-956

CASH - BEGINNING OF YEAR		1026

CASH - END OF YEAR		70
See accompanying notes.

MADISON AVE, MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended February 28, 2011

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

                 The differences between Federal income tax rates and the effective income tax rates are:

	August 31	02/28/11
	2010

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	0%	0%

The Company has a net operating loss carry forward as of February 28, 2011 of approximately $______________ which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

As shown in the accompanying financial statements, the Company incurred a net loss for the year ending August 31, 2010 of $1,126,314, for the quarter ended February 28, 2011 of ($2,873,391), after accounting for charges for revaluation of the Company's data base assets.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently raising working capital to fund its operations via a private placement of common stock.

3.	BUSINESS ACQUISITION AND COMBINATION

The company completed the acquisition of Tecoup and Promark Data and Media Group during the second quarter of 2010, and the acquisition of certain assets in October, 2010. The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The assets purchased and the liabilities assumed for these acquisitions have been reflected in the accounting consolidated balance sheet as of February 28, 2011. Results of operations for the adjustments are included in the accompanying consolidated earnings for the three months ended February 28, 2011.

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

6.	STOCKHOLDERS EQUITY AND CONVERTIBLE DEBT

The Company has authorized 150,000,000 shares of $ 0.0001 par value common stock, with 73,746,502 shares issued and outstanding as of February 28, 2011.

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

On March 17, 2010 42,000 Shares of Common Stock were issued @$1.00 per share for cash to various investors.

On May, 31, 2010, the Company issued 33,000,000 Shares of its Common Stock to acquire 100% of the Capital Stock of ProMark Data & Media Group, LLC.  The controlling shareholder of ProMark Data & Media Group, LLC, Group Molinari LLC, is also a principal and controlling shareholder of the Company.

From July 28, 2010 to August 31, 2010, the Company issued 354,500 Shares of the       Registrant’s Common Stock to various people for services rendered to the Registrant.

     From September 1, 2010 to November 5, 2010, the Company issued 2,290,500 Shares of the     Registrant’s Common Stock to various people for services rendered to the Registrant

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant's marketing operations. Group Molinari LLC is the controlling shareholder of both Financial Network Media, LLC and the Registrant.

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

On February 14, 2011, the Registrant sold a total of 12,500,000 shares of common stock to a total of five private investors, at a purchase price of $.02 per share.  The securities were issued to accredited investors in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The transaction did not involve a public offering, the sale of the securities was made without general solicitation or advertising, there was no underwriter, and no underwriting commissions were paid. Each securities certificate issued bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of counsel that registration is not required under the Securities Act of 1933.

 On February 23, 2011, the Board of Directors approved the mutual amendment of the Asset Purchase Agreement entered into on October 11, 2010 between the Registrant and Financial Network Media, Inc.  As a result of this amendment, the 25 million shares of Common Stock issued pursuant to said Agreement have been returned to the Registrant and have been cancelled.

      Details of Convertible Debt and Common Stock Purchase Warrants Issued:

      On February 14, 2011, the Board of Directors approved the sale of up to $500,000 in a      Senior Secured Convertible Note to a shareholder of the Registrant, with a maturity      date of one year.  The Note will bear a prepaid annual interest rate of 18%, and may be       funded in tranches during the next ninety days.  The Note will be convertible at any time            prior to maturity into shares of common stock  of the Registrant at a conversion price which       will be the lesser of (i) $.10  per shares, or (ii)  the purchase price per share of any equity            sold by the Registrant prior to the maturity date.  The Registrant has granted the Holder of       this Note a first-lien security interest on all assets of the Registrant.  In addition, the                 shareholder was issued 10,000,000 Class A Common Stock Purchase Warrants exercisable          for five years at an exercise  price of $.02 per Share.

As a result of these transactions as of February 28, 2011 the Company has 74,996,502 Shares of Common Stock issued and outstanding.

7.	COMMITMENTS AND CONTINGENCIES

The Company rents office space in Boca Raton, Florida under a month-to-month lease at a rental of $10,000.00 per month.

8.	RELATED PARTY TRANSACTIONS

The Company’s officers, directors and related companies have advanced funds to the company for working capital. These advances are unsecured, bear no interest and have no scheduled repayment.

On February 23, 2011, the Board of Directors approved the mutual amendment of the Asset Purchase Agreement entered into on October 11, 2010 between the Registrant and Financial Network Media, Inc.  As a result of this amendment, the 25 million shares of Common Stock issued pursuant to said Agreement have been returned to the Registrant and have been cancelled.

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

On April 12, 2011, the shareholders of the Corporation approved the increase in the Corporation's capital stock to 300,000,000 shares of Common Stock, $.0001 par value, and increased the number of shares of Common Stock issuable pursuant to the Corporation's 2009 Incentive Stock Option Plan to 10,000,000 shares.

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

As a result of these transactions, as of February 28, 2011 the Company has 74,996,502 Shares of Common Stock issued and outstanding.  The Company’s, Common Stock is currently publicly traded on the OTC Market (OTCQB) under the trading symbol KHZM.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone number is 561-549-3131, and the fax number is 561-393-8505.  The Company’s principal website is www.MadisonAveMedia.com .

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

INTERACTIVE MEDIA TECHNOLOGY AND SOLUTIONS

Mobile Marketing Channel

Mobile communications and computing are poised to become the dominant global media consumption devices. The “mobile lifestyle” is transforming media and advertising markets as consumers access increasing amounts of media and messages using laptops, smart phones, netbooks, the I-Pad, Kindles and online and console game sets.  According to textmessageblog.com , 5 billion text messages are sent each day. This is completely changing the rules of engagement for marketers who now must rethink their time-honored strategies in order to reach these dynamic audiences.

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

The Madison Ave. Media Mobile Marketing Group (MMG)

SMS text messaging is the most widely used data application on the planet. More than 136 million Americans send and receive text messages on their cell phones. More than 80% of cell phone users have their phones with them  at all times . And more than 90% of all text messages are read . When cell phone users were asked, ”What is the best way for companies to interact with you?” They said, “Send us deals and coupons!” The Madison Ave. Media Mobile Marketing Group (MMG) has answered that call.

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

When this economic rebound is in full force, there will be a natural tendency to cut back on coupons to protect price and revenue --- Not so with ours ... The Madison Ave. Media Coupon Solution is an  intelligence builder .... lifting revenue, customer loyalty, increasing productivity.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date. Our revenues for the three months ended February 28, 2011 were $33,336.00, compared with revenues of $28.00 for the three months ended February 28, 2010.  We incurred operating expenses of $564,058.00 and $162,653.00 for the three months ended February 28, 2011 and 2010,  respectively.  These expenses  consisted of general operating  expenses and professional fees incurred in connection with the day to day operation of our business, marketing expenses, and the preparation and filing of our reports with the Securities and Exchange Commission.  Our loss from operations  for the three months ended February 28, 2011 was ($560,819), a significant increase from the ($167,242) loss from operations in revenues for the three months ended February 28, 2010.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at February 28, 2011 were $201,011 with current liabilities of $1,129,355, as compared with current assets of $97,045 and current liabilities of $364,540 at February 28, 2010.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our directors  and certain shareholders who have informally agreed to advance funds to allow us to pay for business operations, however, our directors and shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

During the three months ended February 28, 2011, the Company issued a total of 12,500,000 shares of common stock to non-affiliates  in a private transaction for cash consideration of $250,000.  In addition, on February 14, 2011, the Board of Directors approved the sale of up to $500,000 in a Senior Secured Convertible  Note to a shareholder of the Registrant, with a maturity date of one year.  The Note will bear a prepaid annual interest rate of 18%, and may be funded in tranches during the next ninety days.  The Note will be convertible at any time  prior to maturity into shares of common stock  of the Registrant at a conversion price which will be the lesser of (i) $.10 per share, or (ii)  the purchase price per share of any equity sold by the Registrant prior to the maturity date.  The  Registrant has granted the Holder of this Note a first-lien security interest on all assets of the Registrant.  In addition, the shareholder was issued 10,000,000 Class A Common Stock Purchase Warrants exercisable for five years at an exercise price of $.02 per Share.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended February 28, 2011, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2010.

Foreign Currency Risk

As we currently operate only in the United States, we do not have any market risk related to international operations or by fluctuations in foreign exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $97,180 at February 28, 2011.   Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

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

During the second fiscal quarter ended February 28, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Based upon current plans, we expect to increase our revenues from operations during the balance of this fiscal year and thereafter.  However, we cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment. If we do not make a profit in the future, we may have to suspend or cease operations.

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

There is currently a limited public trading market for our common stock on the OTC Market (OTCQB) (Symbol: KHZM).   There can be no assurance that a public market for our securities will continue, or that in the future our securities may be traded on a national exchange.

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

At February 28, 2011, our directors, executive officers and holders of ten percent or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On October 11, 2010, the Registrant completed its acquisition of certain assets of Financial Network Media, LLC in exchange for the issuance of 25,000,000 Shares of Common Stock of the Registrant. The assets included a proprietary data base which significantly increases the Registrant’s marketing operations. Group Molinari LLC is an affiliate of both Financial Network Media, LLC and the Registrant.  Stephen Molinari, the Chairman of the Company, is an affiliate of Group Molinari LLC.    On February 23, 2011, the Board of Directors approved the mutual amendment of the Asset Purchase Agreement entered into on October 11, 2010 between the Registrant and Financial Network Media, Inc.  As a result of this amendment, the 25 million shares of Common Stock issued pursuant to said Agreement have been returned to the Registrant and cancelled.

On February 23, 2011, the Board of Directors approved the sale of up to $500,000 in a Senior Secured Convertible  Note to a shareholder of the Registrant, with a maturity date of one year.  The Note will bear a prepaid annual interest rate of 18%, and may be funded in tranches during the next ninety days.  The Note will be convertible at any time  prior to maturity into shares of common stock  of the Registrant at a conversion price which will be the lesser of (i) $.10 per share, or (ii)  the purchase price per share of any equity sold by the Registrant prior to the maturity date.  The  Registrant has granted the Holder of this Note a first-lien security interest on all assets of the Registrant.  In addition, the shareholder was issued 10,000,000 Class A Common Stock Purchase Warrants exercisable for five years at an exercise price of $.02 per Share.  The issuance of the Senior Secured Convertible Note was issued to an accredited investor and was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act.

During the three months ended February 28, 2011, the Company issued a total of 12,500,000 shares of common stock to non-affiliates  in a private transaction for cash consideration of $250,000. The restricted shares issued to these accredited investors were not registered under the Securities Act in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act.

As a result of these transactions, as of February 28, 2011 the Company has 74,996,502 Shares of Common Stock issued and outstanding.

(b) Use of Proceeds from Public Offering of Common Stock

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

On April 12, 2011, the Board of Directors approved an increase in the authorized capital of the Registrant to 300,000,000 Shares of Common Stock, $.0001 par value, and approved an Amendment to the 2009 Stock Incentive Plan which increased the number of Shares of Common Stock reserved for issuance pursuant to said Plan to 10,000,000 Shares.  These corporate actions were approved and ratified on the same day by holders of a majority of the issued and outstanding Shares of Common Stock.
ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement or subsequent filings, file under SEC File Number 333-144279, at the SEC website at www.sec.gov:

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

MADISON AVE.MEDIA, INC., Registrant
April 14, 2011
By: /s/ JAMES LINDSEY
JAMES LINDSEY
President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

April 14, 2011	MADISON AVE. MEDIA, INC., Registrant

By: /s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
Vice President and Acting Principal
Accounting Officer