Form 10-Q/A
period 2011-02-28
MADISON AVE. MEDIA, INC.
filed 2011-04-20
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

MADISON AVE. MEDIA, INC.
FORM 10-Q
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of Feb. 28, 2011 (unaudited) and August 31, 2010	2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended Feb. 28, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended Feb. 28, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. (Removed and Reserved)	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signature	27

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

The differences between Federal income tax rates and the effective income tax rates are:

	August 31,	February 28,
	2010	2011

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	0%	0%

The Company has a net operating loss carry forward as of February 28, 2011 of approximately $2,298,518 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

Intangible assets consist of the Customer List acquired in connection with the acquisition of Promark Data and Media LLC and the acquisition of a database from Financial Network Media.  The Company evaluates the amortization period of intangible assets on an ongoing basis, in light of changes in business conditions and events or circumstances, which may indicate its potential impairment.

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
April 20, 2011
By: /s/ JAMES LINDSEY
JAMES LINDSEY
President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

April 20, 2011	MADISON AVE. MEDIA, INC., Registrant

By: /s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
Vice President and Acting Principal
Accounting Officer