Form 10-Q
period 2011-05-31
MADISON AVE. MEDIA, INC.
filed 2011-07-15
CIK 1411096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,988,322 shares as of May 31, 2011

MADISON AVE. MEDIA, INC.
FORM 10-Q
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of May 31, 2011 (unaudited) and August 31, 2010	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended May 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signature	18

EX-31.1
EX-31.2
EX-32.1
EX-32.2

 ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended May 31, 2011, prepared by the company, immediately follow.

MADISON AVE. MEDIA. INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	(Unaudited)
	As of	As of
	May 28,	August 31,
	2011	2010
ASSETS
Current assets:
Cash	$10,611	$12,804
Accounts receivable, net	143,540	-
Due from related parties	15,300	-
Total current assets	169,451	12,804

Property and equipment, net	174,437	122,343

Other assets, net	170,396	17,707

Intangible asset, net	389,400	389,400

TOTAL ASSETS	$903,684	$542,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$292,046	$351,676
Payroll liabilities	404,465	435,268
Due to related parties	246,440	197,672
Total current liabilities	942,950	984,616

Convertible notes payable	1,135,964	-

Total liabilities	2,078,914	984,616

Stockholders' Equity (Deficiency):
Common stock, par value $0.0001 per share; 150,000,000 shares authorized: and 73,746,502 shares and 59,061,502 issued and
outstanding as of May 31, 2011 and August 31, 2010	7,698	5,906

Additional paid-in capital	1,736,909	1,116,368

Deficit accumulated during the development stage	(2,919,837)	(1,564,636)
	(1,175,230)	(442,362)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$903,684	$542,254

The accompanying notes are an integral part of these financial statements.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
						July 23, 2007
	Three months	Three months	Nine months	Nine months		(inception)
	ended	ended	ended	ended	Year Ended	through
	May 31,	May 31,	May 31,	May 31,	August 31,	May 31,
	2011	2010	2011	2010	2010	2011

REVENUES	$224,008	$28	$289,677	$257	$205,853	$495,530
Cost of Revenues	189,310		227,673	-	104,604	332,277
Gross Profit	34,698	28	62,004	257	101,249	163,253

EXPENSES:
Selling, general and administrative	623,403	162,653	1,361,375	276,078	1,195,326	3,011,319
Depreciation and amortization	8,086	4,617	30,302	4,617	32,237	65,049

Total expenses	631,489	167,270	1,391,677	280,695	1,227,563	3,076,368

Loss from operations	(596,791)	(167,242)	(1,329,673)	(280,438)	(1,126,314)	(2,913,116)
Interest	(25,527)		(25,527)	0	-	(25,527)
NET (LOSS)	$(622,318)	$(167,242)	$(1,355,200)	$(280,438)	$(1,126,314)	(2,919,837)

BASIC (LOSS) PER SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.05)	$(0.33)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	$68,985,152	$5,492,952	$68,985,152	$5,492,952	$3,384,931	$68,985,152

The accompanying notes are an integral part of these financial statements.

MADISON AVE. MEDIA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
						July 23, 2007
	Three months	Three months	Nine months	Nine months		(inception)
	Ended	Ended	Ended	Ended	Year Ended	through
	May 31,	May 31,	May 31,	May 31,	August 31,	May 31,
	2011	2010	2011	2010	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,318)	$(166,696)	$(1,374,007)	$(280,438)	$(1,126,314)	(2,919,837)
Adjustments to reconcile increase(decrease) in net
assets to cash provided by operating activities:
Depreciation	8,086	9,769	30,302	9,992	32,237	65,292
Valuation adjustment of intangible assets	(155,016)	-	-		-	(39,400)
Changes in operating assets and liabilities:						-
(Increase) in accounts receivable	(143,540)		(143,540)			(143,540)
(Increase) in other current assets	-	-	-		-	(9,684)
(Decrease)/Increase in accounts payable	172,016	148,599	(59,632)	(115,289)	57,860	292,045
(Increase) in other assets	(123,180)	(180)	(152,690)	(180)	(6,490)	(160,714)
(Decrease)/ Increase in payroll liabilities	351,445	78,391	(30,803)	119,435	391,691	404,465
Increase/(decrease) in due to related parties	(49,434)	(89,880)	33,468	(148,364)	118,951	236,292
	-					-
Net cash (used in) provided by operating activities	(561,941)	(19,997)	(1,696,902)	(414,844)	(532,065)	(2,293,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82,395)	(27,497)	(82,395)	(27,497)	(148,632)	(244,880)
Purchases of intangible property	-	30,699	-		(350,000)	(350,000)
Net (cash used)/provided by in investing activities	(82,395)	3,202	(82,395)	(27,497)	(498,632)	(594,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	324	(273)	1,792	576	3,956	7,698
Additional paid in capital	92,694	16,112	598,682	440,809	1,038,518	1,715,050
Convertible notes payable	549,125	-	1,176,630	-	-	1,176,630
Net cash used in provided by financing activities	642,143	15,839	1,777,104	441,385	1,042,474	2,899,378

(DECREASE) INCREASE IN CASH	(2,193)	(956)	(2,193)	(956)	11,778	10,611
CASH - BEGINNING OF YEAR	12,804	1,026	12,804	1,026	1,026	-
CASH - END OF YEAR	$10,611	$70	$10,611	$70	$12,804	$10,611

The accompanying notes are an integral part of these financial statements.

MADISON AVE, MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended May 31, 2011

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

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  For the year ending August 31, 2010 and the quarter ended May 31, 2011 the effective rates were:

The differences between Federal income tax rates and the effective income tax rates are:

	August 31,	May 31,
	2010	2011

Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)

Effective tax rate	0%	0%

The Company has a net operating loss carry forward as of May 31, 2011 of approximately $2,919,837 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forwards expires at various dates through 2030.

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

As shown in the accompanying financial statements, the Company incurred a net loss for the year ending August 31, 2010 of $1,126,314, for the quarter ended May 31, 2011 of $622,318 after accounting for charges for revaluation of the Company's data base assets.  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

3.	BUSINESS ACQUISITION AND COMBINATION

The company completed the acquisition of Tecoup and Promark Data and Media Group during the second quarter of 2010, and the acquisition of certain assets in October, 2010. The acquisition has been accounted for using the purchase method pursuant to SFAS No. 141, “Business Combinations.” The assets purchased and the liabilities assumed for these acquisitions have been reflected in the accounting consolidated balance sheet as of May 31, 2011. Results of operations for the adjustments are included in the accompanying consolidated earnings for the three months ended May 31, 2011.

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

The Company has authorized 300,000,000 shares of $ 0.0001 par value common stock, with 76,988,322 shares issued and outstanding as of May 31, 2011.

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

On May 18, 2011, 50,000 Shares of Common Stock were issued to Evelyn Bautista in lieu of cash compensation for serving as Officer and Director of the Company.

On May 18, 2011, 856,820 Shares of Common Stock were issued to Michael Gleicher in conversion and satisfaction of a Convertible Promissory Note in the amount of $40,666.

On May 31, 2011, 1,085,000 Shares of Common Stock were issued to Michael Gleicher in conversion and satisfaction of a Convertible Promissory Note in the amount of $23,816.

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

On March 17th, 2011 the company approved up to an additional $1,000,000 of secured convertible notes to three shareholders of registrant with maturity of one year. The note will bear a prepaid annual interest rate of 18% and will be founded in trenches. The notes can be converted at any time prior to maturity at the lessor of $.05 per share or the lowest price the company has raised money for new investment for the next year. 1,000,000 warrants will be issued per $100,000 loaned with a term of five years from date of issue and exercisable at the same price as the convertible note. The registrant has granted these notes a security interest junior only to the above convertible notes.

As a result of these transactions as of May 31 the Company has 76,988,322 Shares of Common Stock issued and outstanding.

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

Effective June, 2010, the name of the Company was changed to Madison Ave. Media, Inc.

As a result of these transactions, as of May 31, 2011 the Company has 76,988,322 Shares of Common Stock issued and outstanding.  The Company’s, Common Stock is currently publicly traded on the OTC Market (OTCQB) under the trading symbol KHZM.

The Company’s executive offices are located at 1515 South Federal Highway, Suite 100, Boca Raton, FL 33432.  The telephone number is 561-549-3131, and the fax number is 561-393-8505.  The Company’s principal website is www.MadisonAveMedia.com .

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date. Our revenues for the three months ended May 31, 2011 were $224,008 compared with revenues of $28.00 for the three months ended May 31, 2010.  We incurred operating expenses of $623,403 and $162,653, for the three months ended May 31, 2011 and 2010, respectively.  These expenses consisted of general operating  expenses and professional fees incurred in connection with the day to day operation of our business, marketing expenses, and the preparation and filing of our reports with the Securities and Exchange Commission.  Our loss from operations for the three months ended May 31, 2011 was ($622,318) a significant increase from the ($167,242) loss from operations in revenues for the three months ended May 31, 2010.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets at May 31, 2011 were $169,451 with current liabilities of $942,950 as compared with current assets of $57,773 and current liabilities of $449,785 at May 31, 2010.

If we experience a shortage of funds prior to generating revenue from operations we may utilize funds from our directors  and certain shareholders, if available. However, our directors and shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We did not experience any material changes in market risk exposures for the period ended May 31, 2011, that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the year ended August 31, 2010.

Foreign Currency Risk

As we currently operate only in the United States, we do not have any market risk related to international operations or by fluctuations in foreign exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $10,611 at May 31, 2011.   Our cash and cash equivalents and marketable securities are held and invested with capital preservation as the primary objective.

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

During the third fiscal quarter ended May 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

At May 31, 2011, our directors, executive officers, holders of ten percent or more and holders of convertible secured notes of our common stock beneficially owned a majority of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On May 18, 2011, 50,000 Shares of Common Stock were issued to Evelyn Bautista in lieu of cash compensation for serving as Officer and Director of the Company.

On May 18, 2011, 856,820 Shares of Common Stock were issued to Michael Gleicher  in conversion and satisfaction of a Convertible Promissory Note in the amount of $40,666.

On May 31, 2011, 1,085,000 Shares of Common Stock were issued to Michael Gleicher in conversion and satisfaction of a Convertible Promissory Note in the amount of $23,816.

As a result of these transactions, as of May 31, 2011 the Company has 76,988,322 Shares of Common Stock issued and outstanding.

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
July 15, 2011
By: /s/ JAMES LINDSEY
JAMES LINDSEY
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 15, 2011	MADISON AVE. MEDIA, INC., Registrant

By: /s/ J. FRANKLIN BRADLEY
J. FRANKLIN BRADLEY
Vice President and Acting Principal
Accounting Officer